Form 10QSB
period 1996-03-31
BUCKHEAD AMERICA CORP
filed 1996-05-14
CIK 909725

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549

                              Form 10-QSB
(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended     MARCH 31, 1996
                                                      --------------
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from             to
                                                  -----------    --------
                       Commission file number        0-22132


                       BUCKHEAD AMERICA CORPORATION
                ---------------------------------------
                (Exact name of small business issuer as
                       specified in its charter)

              DELAWARE                              58-2023732
- -------------------------------        --------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

      4243 DUNWOODY CLUB DRIVE, SUITE 200, ATLANTA, GEORGIA  30350
      ------------------------------------------------------------
                (Address of principal executive offices)

                             (770) 393-2662
                      --------------------------
                      (Issuer's telephone number)

                                N/A
- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X     No
                  -----      -----
                   APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:     April 16, 1996
                                                         --------------
       Common stock, par value $.01 - 1,761,127 shares outstanding
       -----------------------------------------------------------

       Transitional Small Business Disclosure Format (Check one):
    Yes        No  X
        ----      ----
                                     1

                    PART I - FINANCIAL INFORMATION


                     BUCKHEAD AMERICA CORPORATION
                           AND SUBSIDIARIES

                   Consolidated Financial Statements

                        March 31, 1996 and 1995

                              (Unaudited)

                         BUCKHEAD AMERICA CORPORATION
                               AND SUBSIDIARIES

                          Consolidated Balance Sheet
                                March 31, 1996
                                  (Unaudited)

                                   Assets
                                   ------
Current assets:
     Cash and cash equivalents, including
      restricted cash of $ 2,069,336                             $  2,798,767
     Short-term investments                                         1,735,388
     Current portions of notes receivable                             822,423
     Other current assets                                             827,287
                                                                 ------------
          Total current assets                                      6,183,865

Noncurrent portions of notes receivable                               702,521
Property and equipment, at cost, net of
     accumulated depreciation                                      22,787,584
Other assets                                                        2,675,278
                                                                 ------------
          Total assets                                           $ 32,349,248
                                                                 ============
                   Liabilities and Shareholders' Equity
                   ------------------------------------
Current liabilities:
     Accounts payable and accrued expenses                        $ 1,873,110
     Current portions of notes payable                              2,979,075
                                                                 ------------
          Total current liabilities                                 4,852,185

Noncurrent portions of notes payable                               15,623,517
                                                                 ------------
          Total liabilities                                        20,475,702
                                                                 ------------

Minority interest in partnership                                      530,751

Shareholders' equity:
     Common stock; par value $.01; 3,000,000
      shares authorized; 1,807,977 shares issued
      and 1,761,127 shares outstanding                                 18,080
     Additional paid-in capital                                     6,254,274
     Retained earnings                                              5,398,334
     Unrealized gain on investment securities                          61,928
     Treasury stock (46,850 shares)                                  (389,821)
                                                                 ------------
        Total shareholders' equity                                 11,342,795
                                                                 ------------
        Total liabilities and shareholders' equity               $ 32,349,248
                                                                 ============

See accompanying note to consolidated financial statements.

                                     3

                       BUCKHEAD AMERICA CORPORATION
                             AND SUBSIDIARIES

                     Consolidated Statements of Income
                Three Months ended March 31, 1996 and 1995
                                (Unaudited)

                                                            1996         1995
                                                     ------------   ---------
Revenues:
  Hotel revenues                                     $  2,880,764   1,581,139

  Interest income:
    Notes receivable                                       88,570     239,358
    Investments                                           121,456     172,221
                                                       ----------   ---------
         Total interest income                            210,026     411,579
                                                       ----------   ---------

  Other income                                            356,461     182,891
                                                       ----------   ---------
         Total revenues                                 3,447,251   2,175,609
                                                       ----------   ---------
Expenses:
  Hotel operations                                      1,890,179     857,901
  Depreciation and amortization                           237,100     118,800
  Other operating and administrative                      434,853     414,431
  Interest                                                382,014     320,707
                                                       ----------   ---------
         Total operating, administrative,
          and interest expenses                         2,944,146   1,711,839
                                                       ----------   ---------
         Income before income taxes                       503,105     463,770

Provision for income taxes                                   -           -
                                                       ----------   ---------
         Net income                                  $    503,105     463,770
                                                       ==========   =========
Net income per common and common
  equivalent share                                          $ .28         .27
                                                              ===         ===
Weighted average number of common
 and common equivalent shares used
 to calculate net income per share                      1,803,212   1,726,642
                                                       ==========   =========

See accompanying note to consolidated financial statements.

                       BUCKHEAD AMERICA CORPORATION
                             AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                Three Months Ended March 31, 1996 and 1995
                               (Unaudited)

                                                            1996            1995
                                                      -----------      ----------
Increase (decrease) in cash and cash equivalents:

  Cash flows from operating activities:
       Net income                                     $   503,105         463,770
       Adjustments to reconcile net income
        to net cash provided (used) by
        operating activities:
       Depreciation and amortization                      237,100          118,800
       Other, net                                        (225,742)        (314,894)
                                                       ----------       ----------
         Net cash provided (used) by
           operating activities                           514,463          267,676
                                                       ----------       ----------
  Cash flows from investing activities:
       Note receivable principal receipts               1,844,645           98,400
       Hotel assets acquired                           (2,965,000)            -
       Other, net                                        (316,952)        (135,796)
                                                       ----------       ----------
         Net cash provided (used) by
           investing activities                        (1,437,307)         (37,396)
                                                       ----------       ----------
  Cash flows from financing activities:
       Repayments of notes payable                     (1,781,050)        (324,580)
       Additional borrowings                            2,330,000             -
                                                       ----------       ----------
         Net cash provided (used) by
           financing activities                           548,950         (324,580)
                                                       ----------       ----------
  Net increase (decrease) in cash and
     cash equivalents                                    (373,894)         (94,300)

  Cash and cash equivalents at beginning
     of period                                          3,172,661        4,616,866
                                                       ----------       ----------
  Cash and cash equivalents at end of period          $ 2,798,767        4,522,566
                                                       ==========       ==========


See accompanying note to consolidated financial statements.

                                     5

                     BUCKHEAD AMERICA CORPORATION
                           AND SUBSIDIARIES

               Note to Consolidated Financial Statements

                        March 31, 1996 and 1995
                              (Unaudited)



  (1)  Basis of Presentation

       The accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year or any other interim period. For further information see the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis.

        FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.
        -------------------------------------------------------

        1996
        ----

        The most significant event affecting the Company's financial condition during the first quarter of 1996 was the completed acquisition of an 80-room hotel in Atlanta for approximately $3 million. The acquisition was funded by $600,000 cash, issuance of a $230,000 interest free short-term note, and a seller provided $2.1 million (9.5%) first mortgage.

        The Company intends to spend approximately $500,000 in renovations and refurbishments in converting the Atlanta hotel to join the Country Hearth Inn chain, the Company's principal product.

        Other events included the collection of $1.1 million on a first mortgage note receivable which had been pledged to Trilon Interna-tional. These funds reduced the Company's net obligation to Trilon to approximately $1.5 million. Management believes there to be a variety of sources of funds available for the purpose of satisfying this obligation which matures December 31, 1996.

  The Company also collected in full on a $730,000 short-term note related to the development, conversion, and sale of a hotel property in Lake Park, Georgia. The Company recognized a $130,000 profit as a result of converting this property to a Country Hearth Inn.

        The Company reduced its Orlando IRB obligation $400,000 using funds generated by operations of the Orlando Country Hearth Inn.

        1995
        ----

        Company operating activities in the first quarter of 1995, excluding "Old Buckhead" claim settlements, generated positive cash flow of approximately $400,000. Most of those funds, approximately $325,000, were used to reduce the Company's debt obligations.

        Estimated allowed amounts of "Old Buckhead" claims and associated restricted cash balances were reduced by approximately $130,000 as a result of payments and changes in estimates. Remaining balances at March 31, 1995 included $1.5 million relating to the previously reported "Glenstone" claim, which continued in the appeal process and was favorably resolved in the third quarter of 1995.

        Otherwise, the Company's financial condition did not change significantly from the end of 1994.

        RESULTS OF OPERATIONS
        ---------------------

        First Quarter of 1996 vs. First Quarter of 1995
        -----------------------------------------------

        Increases in 1996 hotel revenues and operating profits resulted from the Company's acquisitions of hotels in Orlando, Atlanta, and Texas. The Company's Miami hotel (a Days Inn) experienced a slight decline in revenues, but all of the other Company owned properties generated first quarter performance increases versus the same period in 1995.

        Interest income continues to decline as a result of decreases in the note receivable portfolio and in funds available for investment. As previously stated, management intends to shift financial resources to other assets, such as the hotel acquisitions previously discussed.

        Increases in other income resulted from growth of franchising revenues and the previously discussed Lake Park, Georgia transaction. Both of the first quarters in 1996 and 1995 included approximately $110,000 of income from changes in estimates of allowed amounts of "Old Buckhead" claims. While no assurances can be given, management is hopeful of further favorable settlements in the future.

        Depreciation and interest expense increases resulted from the hotel acquisitions. Interest expense on each individual debt obligation generally decreases as the principal balances are reduced. Most of the debt obligations are fixed rate, thus the Company is not susceptible to a large amount of rate risk.

        Other operating and administrative expenses increased 5% from 1995 to 1996. All of this increase is attributable to increased sales and marketing efforts relating to Country Hearth Inn franchising. Management intends to continue to focus its efforts on the growth of the Country Hearth Inn chain.

        Excluding the nonrecurring other income from "Old Buckhead" claims, first quarter profit before depreciation and amortization increased from $470,000 in 1995, or 27 cents per share, to $625,000 in 1996, or 35 cents per share. Management does not presently anticipate any short-term liquidity shortfalls or the need to raise additional capital.

        Differences between financial reporting net income and taxable net income are declining. The Company may be required to provide for income taxes in its financial statements prior to the end of 1996. As of December 31, 1995, the Company had unrecognized deferred tax assets of approximately $4 million. The benefit of these assets will be realized if and to the extent the Company sustains continued profitable operations.

                      PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index

Exhibit Description Page

 3(i)   Articles of Incorporation   *

 3(i)(a)    Certificate of Amendment of
Certificate of Incorporation    **

 3(ii)  By-Laws - Amended and Restated
as of June 27, 1994 **

 27 Financial Data Schedule ***


*   Previously filed as an Exhibit to the Registrant's
Registration Statement on Form 10-SB
which became effective on November 22, 1993 and incorporated herein by reference.

**  Previously filed as an Exhibit to the Registrant=s
December 31, 1994 Form 10-KSB
and incorporated herein by reference.

*** Filed electronically only



(b)  Reports on Form 8-K


On or about February 19, 1996, the Company filed a report on Form 8-K/A which included the financial statements and pro forma financial information related to the Company's December 7, 1995 acquisition of three hotels in southeastern Texas.

                              SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





     Buckhead America Corporation
     ----------------------------
           (Registrant)



     Date:    May 10, 1996          /s/Douglas C. Collins
           ------------------      ---------------------
                                    Douglas C. Collins
                                    President and Chief Executive Officer




     Date:   May 10, 1996           /s/Robert B. Lee
           ------------------      ----------------------
                                    Robert B. Lee
                                    Vice President and Chief Financial Officer