Form 10QSB
period 1996-06-30
BUCKHEAD AMERICA CORP
filed 1996-08-14
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended        JUNE 30, 1996
                                                      --------------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                      For the transition period from              to
                                                      ----------      ----------

                         Commission file number 0-22132
                                                -------

                          BUCKHEAD AMERICA CORPORATION
                     (Exact name of small business issuer as
                            specified in its charter)

              DELAWARE                                   58-2023732
- --------------------------------------     ------------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization

           4243 DUNWOODY CLUB DRIVE, SUITE 200, ATLANTA, GEORGIA 30350
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 393-2662
- --------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since lastreport)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --   --
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:     July 31, 1996
                                                     --------------------

           Common stock, par value $.01 - 1,771,127 shares outstanding
           -----------------------------------------------------------

     Transitional Small Business Disclosure Format (Check one):
Yes       No  X
    ----     ----
                                        1

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Consolidated Condensed Financial Statements

                             June 30, 1996 and 1995

                                   (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheet
                                  June 30, 1996
                                   (Unaudited)


                                     Assets
                                     ------

Current assets:
   Cash and cash equivalents, including
    restricted cash of $1,618,449                                 $  2,922,213
   Short-term investments                                            1,143,956
   Current portions of notes receivable                                489,163
   Other current assets                                                837,109
                                                                  ------------
           Total current assets                                      5,392,441

Noncurrent portions of notes receivable                                777,168
Property and equipment, at cost, net of
   accumulated depreciation                                         22,683,297
Other assets                                                         2,894,885
           Total assets                                           $ 31,747,791
                                                                  ============

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                          $  1,551,848
   Current portions of notes payable                                 2,437,662
                                                                  ------------
           Total current liabilities                                 3,989,510

Noncurrent portions of notes payable                                15,562,638
           Total liabilities                                        19,552,148

Minority interest in partnership                                       572,993

Shareholders' equity:
   Common stock; par value $.01; 3,000,000
    shares authorized; 1,817,977 shares issued
    and 1,771,127 shares outstanding                                    18,180
   Additional paid-in capital                                        6,288,574
   Retained earnings                                                 5,658,789
   Unrealized gain on investment securities                             46,928
   Treasury stock (46,850 shares)                                     (389,821)
                                                                  ------------
           Total shareholders' equity                               11,622,650

           Total liabilities and shareholders' equity             $ 31,747,791
                                                                  ============

     See accompanying note to consolidated condensed financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Consolidated Condensed Statements of Income
                     Six Months ended June 30, 1996 and 1995
                                   (Unaudited)


                                                             1996          1995
                                                       ----------     ----------
Revenues:
   Hotel revenues                                      $5,318,444      3,065,814


   Interest income:
      Notes receivable                                    271,210        420,059
      Investments                                         242,633        346,713
                                                       ----------     ----------
           Total interest income                          513,843        766,772
                                                       ----------     ----------


   Other income                                           863,829        707,806
                                                       ----------     ----------
             Total revenues                             6,696,116      4,540,392
                                                       ----------     ----------

Expenses:
   Hotel operations                                     3,787,818      1,974,009
   Depreciation and amortization                          483,700        280,734
   Other operating and administrative                     881,329        748,849
   Interest                                               779,709        693,055
                                                       ----------     ----------
           Total operating, administrative,
            and interest expenses                       5,932,556      3,696,647
                                                       ----------     ----------

           Income before income taxes                     763,560        843,745

Provision for income taxes                                   --             --
                                                       ----------     ----------

           Net income                                  $  763,560        843,745
                                                       ==========     ==========

Net income per common and common
   equivalent share                                    $     .42             .49
                                                             ===             ===


Weighted average number of common and
   common equivalent shares used to
   calculate net income per share                      1,810,855       1,736,941
                                                       =========       =========

     See accompanying note to consolidated condensed financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Consolidated Condensed Statements of Income
                    Three Months ended June 30, 1996 and 1995
                                   (Unaudited)

                                                             1996          1995
                                                       ----------     ----------
Revenues:
   Hotel revenues                                      $2,437,680      1,484,675
                                                       ----------     ----------

   Interest income:
      Notes receivable                                    182,640        180,701
      Investments                                         121,177        174,492
                                                       ----------     ----------
           Total interest income                          303,817        355,193
                                                       ----------     ----------


   Other income                                           507,368        524,915
                                                       ----------     ----------
             Total revenues                             3,248,865      2,364,783
                                                       ----------     ----------

Expenses:
   Hotel operations                                     1,897,639      1,116,108
   Depreciation and amortization                          246,600        161,934
   Other operating and administrative                     446,476        334,418
   Interest                                               397,695        372,348
                                                       ----------     ----------
           Total operating, administrative,
            and interest expenses                       2,988,410      1,984,808
                                                       ----------     ----------

           Income before income taxes                     260,455        379,975

Provision for income taxes                                   --             --
                                                       ----------     ----------

           Net income                                  $  260,455        379,975
                                                       ==========     ==========


Net income per common and common
   equivalent share                                    $      .14           .22
                                                              ===           ===

Weighted average number of common and
   common equivalent shares used to
   calculate net income per share                       1,818,497     1,747,127
                                                        =========     =========


     See accompanying note to consolidated condensed financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)
                                                           1996            1995
                                                    -----------      -----------
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
        Net income                                  $   763,560         843,745
        Adjustments to reconcile net income
         to net cash provided by
         operating activities:
        Depreciation and amortization                   483,700         280,734
        Other, net                                     (485,743)        189,457
                                                    -----------     -----------
           Net cash provided by
            operating activities                        761,517       1,313,936
                                                    -----------     -----------

Cash flows from investing activities:
        Note receivable principal receipts            2,385,647       1,952,290
        Hotel assets acquired                        (2,965,000            --
        Other, net                                     (413,670)       (382,901)
                                                    -----------     -----------
           Net cash provided (used) by
            investing activities                       (993,023)      1,569,389
                                                    -----------     -----------

Cash flows from financing activities:
     Repayments of notes payable                     (2,383,342)     (2,226,053)
        Additional borrowings                         2,330,000            --
        Other, net                                       34,400            --
                                                    -----------     -----------
           Net cash used by
            financing activities                        (18,942      (2,226,053)
                                                    -----------     -----------


Net increase (decrease) in cash and
   cash equivalents                                   (250,448)         657,272

Cash and cash equivalents at beginning
   of period                                          3,172,661       4,616,866
                                                    -----------     -----------

Cash and cash equivalents at end of period          $ 2,922,213       5,274,138
                                                    ===========     ===========




     See accompanying note to consolidated condensed financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

               Note to Consolidated Condensed Financial Statements
                             June 30, 1996 and 1995
                                   (Unaudited)



 (1)    Basis of Presentation
        ---------------------

        The accompanying unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year or any other interim period. For further information, see the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1995.

Item 2.  Management's Discussion and Analysis.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.
- -------------------------------------------------------


1996
- ----

During the second quarter of 1996, the Company invested approximately $250,000 in a joint venture to build a Country Hearth Inn in Mason, Ohio. In a separate transaction, the Company made a $170,000 loan to a partnership which, in turn, executed a license agreement for a Country Hearth Inn in Canton Township, Michigan. The loan proceeds will be used for hotel renovations and the Company also has an option to acquire up to a 50% equity interest in the partnership.

Also during the second quarter, the Company collected $250,000 on a note receivable pledged to Trilon International, Inc. ("Trilon"). Those proceeds along with other collections reduced the net obligation to Trilon to approximately $1 million. The Company intends to pay off the remaining obligation, which is due December 31, 1996, using existing available liquid funds or from the sale or refinancing of one of the pledged hotel properties.

One of the last remaining "Old Buckhead" claims was resolved in April 1996. The settlement released approximately $300,000 of restricted funds to the Company.


1995
- ----

Property and equipment increased $6.5 million subject to first mortgage debt of $4.4 million as a result of the Company's acquisition in May of a majority ownership interest in a 150 room hotel in Orlando, Florida (the "Orlando
Hotel"). The property also collateralizes a $1 million note payable to the Company which eliminates in consolidation. Additionally, the Company acquired cash and other working capital of approximately $750,000 in the transaction.

Also in May 1995, the Company collected a $1.7 million note receivable. Approximately $900,000 of such was used to pay off a related wrapped mortgage and the remaining proceeds were used to pay down the Company's note payable to Trilon.

Estimated allowed amounts of "Old Buckhead" claims and associated restricted cash balances were reduced by approximately $440,000 during the first six months of 1995 as a result of payments and changes in estimates.

RESULTS OF OPERATIONS
- ---------------------

Periods ended June 30, 1996 and 1995
- ------------------------------------

Hotel revenues amounted to $2,437,680 and $5,318,444 for the three month and six month periods ended June 30, 1996, respectively, as opposed to $1,484,675 and $3,065,814 during the same periods in 1995. Hotel operating profits for the 1996 three and six month periods amounted to $540,041 and $1,530,626, respectively, versus $368,567 and $1,091,805 in 1995. Such increases are attributable to the acquisitions of hotels in Orlando (May 1995), Texas (December 1995), and Atlanta (March 1996). The Company's two Days Inn properties (in Miami and Daytona) experienced declines in revenues and operating profits during the three and six month 1996 periods. The Company's Country Hearth Inn properties all experienced increased performances vs. 1995.

Interest income continues to decline as a result of decreases in the note receivable portfolio and in funds available for investment. As previously stated, management intends to shift financial resources to other assets, such as the hotel acquisitions previously discussed.

Other income in the second quarter of 1996 decreased slightly from the same period in 1995. This resulted from a decrease in nonoperating income offset largely by an increase in franchise revenues.

Depreciation   and  interest   expense   increases   resulted   from  the  hotel
acquisitions. Interest expense on each individual debt obligation generally decreases as the principal balances are reduced. Most of the debt obligations are fixed rate, thus the Company is not susceptible to a large amount of rate risk.

Other operating and administrative expenses increased $112,000 from the second quarter of 1995 to the same period in 1996. All of this increase is attributable to increased sales and marketing efforts relating to Country Hearth Inn franchising. Management intends to continue to focus its efforts on the growth of the Country Hearth Inn chain.

                           PART II - OTHER INFORMATION



Item 4.             Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 24, 1996. The purpose of the meeting was to consider and vote upon the following matters:

   1. To elect a Board of Directors consisting of four persons to serve until the next Annual Meeting of Shareholders.

   2. To transact such other business as may have properly come before the meeting.

Each of the Company's incumbent directors (Douglas C. Collins, Robert M. Miller, William K. Stern, and Leon M. Wagner) were nominated for re-election. Each of the nominees was elected as follows:

                                        Votes For              Votes Withheld
                                        ---------              --------------

        Douglas C. Collins              1,460,720                      2,728

        Robert M. Miller                1,380,578                     82,870

        William K. Stern                1,445,524                     17,924

        Leon M. Wagner                  1,460,786                      2,662



No other matters came before the meeting.

Item 6.            Exhibits and Reports on Form 8-K

           (a)     Index to Exhibits
           ---     -----------------

           Exhibit           Description                              Page
           -------           -----------                              ----

           3(i)              Articles of Incorporation                  *

           3(i)(a)           Certificate of Amendment of
                             Certificate of Incorporation               **

           3(ii)             By-Laws - Amended and Restated
                             as of June 27, 1994                        **

           27                Financial Data Schedule                    ***



             * Previously filed as the same Exhibit number to the Registrant's Registration Statement on Form 10-SB which became effective on November 22, 1993 and incorporated herein by reference.

             **          Previously  filed as the  same  Exhibit  number  to the
                         Registrant's   December   31,   1994  Form  10-KSB  and
                         incorporated herein by reference.

             ***         Filed electronically only





           (b)     Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Buckhead America Corporation
- ----------------------------
        (Registrant)



Date:    August 13, 1996             /s/Douglas C. Collins
     -----------------------         ------------------------------------------
                                     Douglas C. Collins
                                     President and Chief Executive Officer




Date:    August 13, 1996             /s/Robert B. Lee
     -----------------------         ------------------------------------------
                                     Robert B. Lee
                                     Vice President and Chief Financial Officer