Form 10QSB
period 1996-09-30
BUCKHEAD AMERICA CORP
filed 1996-11-13
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1996

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                  For the transition period from _______  to _______

                         Commission file number     0-22132
                                                --------------

                          BUCKHEAD AMERICA CORPORATION
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           DELAWARE                                        58-2023732
------------------------------------        ------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization

           4243 DUNWOODY CLUB DRIVE, SUITE 200, ATLANTA, GEORGIA 30350
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 393-2662
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of  shares  outstanding of each of the  issuer's classes of
common equity, as of the latest practicable date:   October 31, 1996
                                                   ------------------
           Common stock, par value $.01 - 1,771,127 shares outstanding
           -----------------------------------------------------------

    Transitional Small Business Disclosure Format (Check one):
Yes       No  X
     ---     ---
                                        1

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Consolidated Condensed Financial Statements

                           September 30, 1996 and 1995

                                   (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheet
                               September 30, 1996
                                   (Unaudited)


                                     Assets
                                     ------

Current assets:
   Cash and cash equivalents, including
    restricted cash of $1,547,983                                  $  2,418,924
   Short-term investments                                               670,800
   Current portions of notes receivable                                 451,676
   Other current assets                                                 958,308
                                                                   ------------
         Total current assets                                         4,499,708

Noncurrent portions of notes receivable                                 680,643
Property and equipment, at cost, net of
   accumulated depreciation                                          24,371,880
Other assets                                                          3,060,059
                                                                   ------------
         Total assets                                              $ 32,612,290
                                                                   ============


                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                           $  1,268,178
   Current portions of notes payable                                  2,228,104
                                                                   ------------
         Total current liabilities                                    3,496,282

Noncurrent portions of notes payable                                 16,577,383
                                                                   ------------
         Total liabilities                                           20,073,665
                                                                   ------------
Minority interest in partnership                                        603,994

Shareholders' equity:
   Common stock; par value $.01; 3,000,000
    shares authorized; 1,817,977 shares issued
    and 1,771,127 shares outstanding                                     18,180
   Additional paid-in capital                                         6,288,574
   Retained earnings                                                  5,985,770
   Unrealized gain on investment securities                              31,928
   Treasury stock (46,850 shares)                                      (389,821)
                                                                   ------------
         Total shareholders' equity                                  11,934,631
                                                                   ------------
         Total liabilities and shareholders' equity                $ 32,612,290
                                                                   ============
     See accompanying note to consolidated condensed financial statements.
                                        3

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Consolidated Condensed Statements of Income
                  Nine Months ended September 30, 1996 and 1995
                                   (Unaudited)


                                                         1996            1995
                                                     -----------     -----------
Revenues:
   Hotel revenues                                    $ 7,762,931       4,897,782
                                                     -----------     -----------

   Interest income:
     Notes receivable                                    401,250         623,111
     Investments                                         320,944         498,270
                                                     -----------     -----------
          Total interest income                          722,194       1,121,381
                                                     -----------     -----------


   Other income                                        1,682,657       2,287,265
                                                     -----------     -----------
           Total revenues                             10,167,782       8,306,428
                                                     -----------     -----------

Expenses:
   Hotel operations                                    5,593,179       3,405,115
   Depreciation and amortization                         722,300         476,334
   Other operating and administrative                  1,617,808       1,174,884
   Interest                                            1,143,954         989,531
                                                     -----------     -----------
          Total operating, administrative,
           and interest expenses                       9,077,241       6,045,864
                                                     -----------     -----------

          Income before income taxes                   1,090,541       2,260,564

Provision for income taxes                                  --              --
                                                     -----------     -----------

          Net income                                 $ 1,090,541       2,260,564
                                                     ===========     ===========


Net income per common and common
   equivalent share                                  $       .60            1.29
                                                     ===========     ===========

Weighted average number of common and
   common equivalent shares used to
   calculate net income per share                      1,813,431       1,743,082
                                                     ===========     ===========


     See accompanying note to consolidated condensed financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Consolidated Condensed Statements of Income
                 Three Months ended September 30, 1996 and 1995
                                   (Unaudited)


                                                           1996          1995
                                                       ----------     ----------
Revenues:
   Hotel revenues                                      $2,444,487      1,831,968
                                                       ----------     ----------

   Interest income:
     Notes receivable                                     130,040        203,052
     Investments                                           78,311        151,557
                                                       ----------     ----------
          Total interest income                           208,351        354,609
                                                       ----------     ----------

   Other income                                           818,828      1,579,459
                                                       ----------     ----------
           Total revenues                               3,471,666      3,766,036
                                                       ----------     ----------

Expenses:
   Hotel operations                                     1,805,361      1,431,106
   Depreciation and amortization                          238,600        195,600
   Other operating and administrative                     736,479        426,035
   Interest                                               364,245        296,476
                                                       ----------     ----------
          Total operating, administrative,
           and interest expenses                        3,144,685      2,349,217
                                                       ----------     ----------

          Income before income taxes                      326,981      1,416,819

Provision for income taxes                                   --             --
                                                       ----------     ----------

          Net income                                   $  326,981      1,416,819
                                                       ==========     ==========

Net income per common and common
   equivalent share                                    $      .18            .80
                                                       ==========     ==========
Weighted average number of common and
   common equivalent shares used to
   calculate net income per share                       1,818,582      1,755,480
                                                       ==========     ==========




     See accompanying note to consolidated condensed financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                                         1996           1995
                                                    -----------     -----------

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
      Net income                                    $ 1,090,541       2,260,564
      Adjustments to reconcile net income
       to net cash provided by
       operating activities:
      Depreciation and amortization                     722,300         476,334
      Other, net                                       (907,673)     (1,308,588)
                                                    -----------     -----------
         Net cash provided by
          operating activities                          905,168       1,428,310
                                                    -----------     -----------

Cash flows from investing activities:
      Note receivable principal receipts              2,519,659       2,092,135
      Hotel assets acquired                          (4,419,778)           --
      Other, net                                       (545,031)       (857,192)
                                                    -----------     -----------
         Net cash provided (used) by
          investing activities                       (2,445,150)      1,234,943
                                                    -----------     -----------

Cash flows from financing activities:
     Repayments of notes payable                     (2,698,155)     (2,498,174)
      Additional borrowings                           3,450,000            --
      Other, net                                         34,400            --
                                                    -----------     -----------
         Net cash provided (used) by
          financing activities                          786,245      (2,498,174)
                                                    -----------     -----------

Net increase (decrease) in cash and
   cash equivalents                                    (753,737)        165,079

Cash and cash equivalents at beginning
   of period                                          3,172,661       4,616,866
                                                    -----------     -----------

Cash and cash equivalents at end of period          $ 2,418,924       4,781,945
                                                    ===========     ===========


     See accompanying note to consolidated condensed financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

               Note to Consolidated Condensed Financial Statements
                           September 30, 1996 and 1995
                                   (Unaudited)



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

Item 2.  Management's Discussion and Analysis.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.
-------------------------------------------------------


1996
----

During the third quarter of 1996, the Company acquired a 96 room hotel in Dalton, Georgia for approximately $1.5 million. The purchase was financed by a $1,050,000 (9.15%) first mortgage loan from a local bank and a $70,000 (10%) short term note from the seller. The remainder was paid in cash. A $700,000 renovation is in process and the Company expects to open the hotel as a Country Hearth Inn before year end. The Company has commitments in place which will fund the majority of the renovation costs.

Renovations at the Company's Atlanta hotel began shortly after the completion of the Olympic Games. The $900,000 renovation is expected to be completed prior to year end when the hotel will open as a Country Hearth Inn. The Company plans to finance a substantial portion of the renovation costs.

The Company's joint venture project in Mason, Ohio broke ground in September. The grand opening of this new 93 room hotel is scheduled for the 1997 Memorial Day Weekend.

The Company received a $4.6 million loan commitment to refinance its Orlando Country Hearth Inn. Proceeds from the refinancing will allow the Company to pay off the remaining balance of its obligation to Trilon International, Inc., which was to be due on December 31, 1996.

The Company executed five new Country Hearth Inn license agreements during the third quarter bringing the year to date total to twelve new agreements.


1995
----

The most significant event occurring in the third quarter of 1995 was the settlement of the "Glenstone" litigation. As a result of the settlement, the Company's claim reserves were decreased by $1.5 million. The Company was also able to recognize a nonrecurring gain of $1.2 million from the settlement.

During the first nine months of 1995, the Company acquired and converted its Orlando Country Hearth Inn. Additionally, note receipts of $2.1 million were collected, most of which were used to reduce notes payable.

RESULTS OF OPERATIONS
---------------------

Periods ended September 30, 1996 and 1995
-----------------------------------------

Hotel revenues amounted to $2,444,487 and $7,762,931 for the three month and nine month periods ended September 30, 1996, respectively, as opposed to $1,831,968 and $4,897,782 during the same periods in 1995. Hotel operating profits for the 1996 three and nine month periods amounted to $639,126 and $2,169,752, respectively, versus $400,862 and $1,492,667 in 1995. Such increases are attributable to the acquisitions of hotels in Orlando (May 1995), Texas (December 1995), Atlanta (March 1996), and Dalton (August 1996). The Company's two Days Inn properties (in Miami and Daytona) experienced declines in revenues and operating profits during the three and nine month 1996 periods. The Company's Country Hearth Inn properties experienced increased performances in 1996.

Interest income continues to decline as a result of decreases in the note receivable portfolio and in funds available for investment. As disclosed in previous filings with the Commission, management intends to shift financial resources to other assets, such as the hotel acquisitions previously discussed.

Other income in the third quarter of 1995 included the $1.2 million Glenstone gain. During the third quarter of 1996, the Company sold an option to purchase its equity certificates in Days Inn Mortgage Trust. The Company received $250,000 for the option sale and, if the option is exercised by the holder, will receive an additional $100,000. The Company's cost basis in the certificates was zero.

Franchise fees included in other income in the third quarter of 1996 increased 57% to $191,156 versus the same period in 1995. Such amount excludes the fees from Company owned hotels which are eliminated in consolidation.

Depreciation   and  interest   expense   increases   resulted   from  the  hotel
acquisitions. Interest expense on each individual debt obligation generally decreases as the principal balances are reduced. Most of the debt obligations are fixed rate, thus the Company is not susceptible to a large amount of rate risk.

Other operating and administrative expenses increased $310,474 from the third quarter of 1995 to the same period in 1996. All of this increase is attributable to increased sales and marketing efforts relating to Country Hearth Inn franchising. Management intends to continue to focus its efforts on the growth of the Country Hearth Inn chain.

                           PART II - OTHER INFORMATION



Item 6.         Exhibits and Reports on Form 8-K

         (a)    Index to Exhibits
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





  Buckhead America Corporation
  ----------------------------
         (Registrant)



  Date:    November 13, 1996         /s/Douglas C. Collins
        -------------------------    ------------------------------------------
                                     Douglas C. Collins
                                     President and Chief Executive Officer




  Date:    November 13, 1996         /s/Robert B. Lee
        -------------------------    ------------------------------------------
                                     Robert B. Lee
                                     Vice President and Chief Financial Officer