Form 10KSB
period 1996-12-31
BUCKHEAD AMERICA CORP
filed 1997-03-31
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended        December 31, 1996
                                         ----------------------------------

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to _________________

                      Commission file number            0-22132
                                             -------------------------------

                          BUCKHEAD AMERICA CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                        58-2023732
------------------------------------        ------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization

           4243 Dunwoody Club Drive, Suite 200, Atlanta, Georgia 30350
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number.    (770)-393-2662
                            ----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

           None                                       None
 -------------------------------------------------------------------------------
   (Title of each class)          (Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:

                          Common stock, par value $.01
--------------------------------------------------------------------------------
                              (Title of Class) $.01

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     State issuer's revenues for its most recent fiscal year. $ 13,872,805
                                                              -------------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of February 28, 1997: $ 5,889,439
                               ------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 28, 1997:

            Common Stock, par value $.01 - 1,771,127 shares outstanding
            -----------------------------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE

      No documents which are required to be listed under this caption are incorporated by reference.

Transitional Small Business Disclosure Format (Check one): Yes   ; No   X  .
                                                              ---      ---
                                        1

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT
--------------------

      FORM AND YEAR OF ORGANIZATION. Buckhead America Corporation ("Buckhead" or the "Company") and most of its wholly-owned subsidiaries were incorporated in Delaware on December 17, 1992 in connection with the bankruptcy reorganization of Buckhead America Corporation ("Old Buckhead"), a Georgia corporation formerly known as Days Inns of America, Inc. ("Days Inns"), and certain of its affiliates. The Company, the successor-in-interest to certain assets and liabilities of Days Inns, commenced operations on December 29, 1992. Other wholly-owned subsidiaries were subsequently created, generally for the purpose of acquiring assets. Unless the context otherwise requires, references to the Company herein include the Company and its subsidiaries.

      MATERIAL PURCHASES AND SALES OF SIGNIFICANT ASSETS.. In March 1993, the Company acquired through foreclosure a 180-room Days Inn hotel in Daytona, Florida (the "Daytona Hotel") and in September 1994, the Company acquired through foreclosure a 150-room Days Inns hotel in Miami, Florida (the "Miami Hotel").

      In May 1994, the Company, through a newly formed, wholly-owned subsidiary, BAC Franchising Inc., a Delaware corporation, acquired the trademark rights and license agreements comprising the Country Hearth Inn mid-priced hotel franchise system.

      On May 15, 1995, Buckhead acquired a fifty-five percent (55%) interest in Heritage Inn Associates, Ltd., a partnership which owns a 150-room hotel in Orlando, Florida formerly known as the Heritage Inn. Immediately upon acquisition, the hotel (the "Orlando Hotel")was converted to operate as a Country Hearth Inn.

      On December 7, 1995 Buckhead purchased three Homeplace Inn hotel properties in Texas from affiliates of American Liberty Hospitality, Inc. ("ALH"). Immediately upon acquisition, the acquired hotels (the "Texas Hotels") along with three other ALH owned Homeplace Inn properties were converted to operate as Country Hearth Inns.

      Buckhead and ALH also entered into an agreement which granted ALH preferential rights to licensing of Country Hearth Inns in Texas. ALH agreed to develop 12 new Country Hearth Inns in Texas over a five year period.

      On March 11, 1996 the Company acquired an 82-room hotel in Atlanta, Georgia. During the latter half of 1996 the hotel (the "Atlanta Hotel") was renovated and refurbished and presently operates as a Country Hearth Inn.

            On August 30, 1996 the Company acquired a 96-room hotel in Dalton, Georgia. Renovation and refurbishment of that hotel was completed in February 1997 and the hotel (the "Dalton Hotel") presently operates as a Country Hearth Inn.

      On December 28, 1996 the Company sold the Miami Hotel.

      Additionally, during 1994, 1995, and 1996 the Company expanded its hotel franchising operations by developing updated prototype hotels, implementing a franchise sales and marketing plan, and establishing a centralized room reservation system. The Company became licensed to sell Country Hearth Inn hotel franchises in 49 states. As of February 28, 1997, nineteen Country Hearth Inns were open and operating in nine states, six of which were Company owned.



BUSINESS
--------

      PRINCIPAL PRODUCTS AND SERVICES. The Company operates in the hospitality industry and its principal holdings include hotels, loans and other investments secured by hotels, franchising rights and other related assets. Its principal product is the Country Hearth Inn mid-priced hotel chain which the Company acquired in May 1994. The primary activity of the Company involves the expansion of the Country Hearth chain. Expansion of the chain has been effected through direct acquisition and conversion of existing hotels and through franchise sales.

      A substantial portion of the Company's assets were transferred to it by Old Buckhead. In addition to a significant amount of cash, the principal assets transferred to the Company were notes receivable primarily secured by limited service hotel properties, other unsecured receivables, and limited service hotel properties acquired through foreclosure. As a result of the assets transferred to it, the initial operations of the Company included mortgage servicing and hotel management.

      The Daytona hotel is operated under a Days Inn license agreement. Marketing is generally conducted on a localized basis and through national and regional programs implemented by the franchisor. The Daytona Hotel is managed by the Company.

      The Orlando, Atlanta, Dalton, and Texas hotels are operated under Country Hearth Inns license agreements. Marketing is generally conducted on a localized basis and through national and regional programs implemented by the Company. ALH manages the Texas Hotels under a hotel management agreement. All other Company owned hotels are managed by the Company. Additionally, the Company manages a Country Hearth Inn in Lake Park, Georgia under a hotel management agreement.

      COMPETITION. There is significant competition in every phase of the hospitality industry including development, construction, management, franchising, and in loan servicing. The Company competes in a very limited way with other hotel management companies because the Company generally manages only hotels which it owns. There are many hotel management companies in the United States, and many of them are significantly larger than the Company. The Company's operations also involve collecting and servicing hotel mortgage receivables. The terms of these mortgages are fixed. The Company does not compete as it relates to those mortgages. However, the mortgages are on hospitality related properties and the collectibility of the mortgages could be affected by competition faced by the maker of the mortgage. As stated earlier, there is significant competition in the hospitality industry. There are numerous hotel chains that operate on a national and regional basis. There is significant competition in the areas of price, location, quality and service. This competition could affect the collectibility of these mortgages.

      As a franchisor, the Company competes with a large number of hotel franchise companies, most of whom are much larger than the Company and own brands which are more nationally recognized than the Company's.

      The Company is a relatively new entrant in the hotel industry. It believes that its management is experienced in hotel franchising, hotel management and in loan servicing. In addition, the Company may identify other opportunities in the hospitality industry. However, existing hotel companies and new entrants to the hotel industry in markets which the Company may pursue will present significant competition which may have an adverse effect on the Company.

      REGULATION. Sales of franchises are principally regulated through fairly uniform state laws. Such laws generally provide for registration by the franchisor  of  standardized  offering  documents and  compliance  with numerous financial qualifications. The Company undertook substantial registration activities and is presently licensed to sell Country Hearth Inn franchises in 49 states.

      RESEARCH AND DEVELOPMENT. During 1995 and 1996, the Company invested approximately $25,000 each year in market studies, environmental studies, and other feasibility analyses relating to potential hotel acquisitions.

      ENVIRONMENTAL COMPLIANCE. The Company's operations and maintenance policies and procedures at each owned property include policies and procedures regarding environmental compliance. The costs of such compliance is not significant.

      EMPLOYEES. As of February 28, 1997, the Company has 11 full-time corporate employees and 117 full-time and 40 part-time hotel employees. No Company personnel are presently employed under collective bargaining agreements.

RISK FACTORS
------------

      This Form 10-KSB contains forward looking statements that involve risks and uncertainties. Statements contained in this Form 10-KSB that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results indicated by such forward looking statements. For a discussion of risk factors, see the "RISK FACTOR" section contained in the Company's Registration Statement on Form S-3 (File No. 333-05313).

ITEM 2.  DESCRIPTION OF PROPERTY.

CORPORATE OFFICES
-----------------

      The Company's corporate headquarters are located at 4243 Dunwoody Club Drive, Suite 200, Atlanta, Georgia. The Company leases approximately 3,600 square feet as its corporate headquarters. The lease term extends through October 1997 at an annual rate of approximately $49,000. The Company believes that such headquarters are adequate for its current needs.

OWNED REAL PROPERTIES
---------------------

      LAND. As of February 28, 1997, the Company owned six parcels of undeveloped and unencumbered land, with an aggregate book value of $215,500. All of such parcels are held for sale.

      DAYTONA HOTEL. The Company owns a 180-room Days Inn hotel in Daytona, Florida (the "Daytona Hotel"), which was acquired by the Company through foreclosure in March 1993. The hotel was acquired subject to a first mortgage which was in default. The mortgage note was restructured effective May 15, 1994 and as of December 31, 1996 had an unpaid balance of $2,108,868. The restructured note bears interest at 8%, and is due in monthly installments of $15,850 until April 15, 1999 at which time the then remaining balance will be due.

      The market for comparable rooms is extremely competitive due to the large number of hotels/motels in the Daytona area. The area does benefit, however, from certain event related demand peaks. Average room occupancy and average daily rate during 1996 was 46.0% and $41.45, respectively.

      Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1996 were approximately $64,000.

      Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

      ORLANDO HOTEL. On May 15, 1995, the Company acquired the majority ownership of a 150-room hotel in Orlando, Florida (the "Orlando Hotel"). Prior to the acquisition, the Company held a second mortgage on the property with an aggregate principal and interest balance of approximately $2.8 million (the "Old Second Mortgage"). The second mortgage balance was reduced to $1 million (the "New Second Mortgage") in exchange for a fifty-five percent (55%) interest in Heritage Inn Associates, Ltd., the partnership which owns the hotel. The hotel was also subject to a first mortgage which collateralized certain Orange County, Florida industrial development bonds (the "Orlando IRB").

      The Orlando IRB and the New Second Mortgage were fully paid and satisfied in November 1996 with proceeds from a new first mortgage loan secured by the property (the "First Mortgage Loan"). The First Mortgage Loan had a December 31, 1996 balance of $4,593,580, bears interest at 9.55% and requires monthly principal and interest payments of $43,028 until December 2016 at which time the then remaining balance is due and payable.

      The market for hotel rooms in Orlando is extremely competitive due to the multitude of properties in the area. The Orlando Hotel does benefit from the large number or local attractions and from the Orlando Convention Center activities. The hotel is positioned as a lower priced alternative property situated among mega-room high rises. Average room occupancy and average daily rate during 1996 was 84.7% and $63.12, respectively.

      Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. The First Mortgage Loan required the Company to expend approximately $200,000 for maintenance and improvements; as of February 28, 1997, these requirements were substantially completed. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1996 were approximately $110,000.

      Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

      TEXAS HOTELS. On December 7, 1995 Buckhead purchased three Homeplace Inn hotel properties in Texas from affiliates of American Liberty Hospitality, Inc. ("ALH"). The three hotels secure a first mortgage loan with a December 31, 1996 balance of $2,355,362. The remainder of the $3.6 million purchase price (the estimated fair value) was paid with approximately $950,000 cash and 41,558 shares of the Company's common stock. The first mortgage loan matures December 7, 2002, bears interest at 9.05%, requires monthly payments of $21,680, is guaranteed by the Company, and contains certain minimum net worth and debt to equity ratio requirements -- See "MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS -- DIVIDENDS."

      Immediately upon acquisition, the acquired hotels (the "Texas Hotels") along with three other ALH owned Homeplace Inn properties were converted to operate as Country Hearth Inns.

      The Texas Hotels are limited service 40-room properties located in smaller southeastern Texas cities. Generally, comparable rooms are not immediately available in their selected markets. Occupancy and room rates averaged approximately 58.3% and $45.01, respectively, during 1996.

      Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the properties are adequately covered by insurance and are suitable and adequate for their present use. Property taxes in 1996 totaled approximately $41,000.

      Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

      ATLANTA HOTEL. On March 11, 1996, the Company acquired an 82-room hotel in Atlanta, Georgia formerly known as the Sandy Springs Inn (the "Atlanta Hotel"). During the latter half of 1996, the hotel was renovated and refurbished for conversion to operate as a Country Hearth Inn. The conversion was substantially completed in January 1997 at a total cost of approximately $800,000, approximately half of such was financed through lease arrangements.

      The Atlanta Hotel secures a first mortgage loan with a December 31, 1996 balance of $2,170,713. The loan bears interest at 9.5% and requires monthly payments of $20,350 until August 11, 2006.

      The market for hotel rooms in Atlanta is extremely competitive due to the multitude of properties in the area.. The hotel is positioned as a moderately priced property targeted primarily at business travelers . Prior to and during renovation, the hotel had average room occupancy of 46.6% and an average daily rate of $59.18. Due to the recent renovation, performance of the hotel will be more dependent on future marketing efforts as opposed to historical performance.

      Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1996 were approximately $40,000.

      Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

      DALTON HOTEL. On August 30, 1996 , the Company acquired a 96-room hotel in Dalton, Georgia formerly known as the Sunset Inn (the "Dalton Hotel"). The Company immediately initiated a renovation and refurbishment project to convert the hotel to operate as a Country Hearth Inn. The project was substantially completed in February 1997 at a total cost of approximately $650,000.

      The Dalton Hotel secures a first mortgage loan with a December 31, 1996 balance of $1,046,148. The loan bears interest at 9.15% and requires monthly payments of $9,549 until September 1, 2001 at which time the then remaining balance is due.

      The property is positioned to compete with the existing low and moderately priced properties in the area. It will also compete with new properties presently under development in the area. It is located adjacent to and is highly visible from I-75, a major north/south interstate highway. Performance statistics during 1996 are not meaningful due to the heavy renovations which were in progress. Future operations of the property will be dependent on the success of future marketing efforts.

      Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1996 were approximately $21,000 on an annualized basis.

      Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.


REAL PROPERTIES PROPOSED TO BE ACQUIRED
---------------------------------------

      The Company announced in March 1997 that it had entered into two separate purchase agreements for the acquisition of hotels, hotel management contracts, and a hotel management business--See "Managements Discussion and Analysis of Financial Condition and Results of Operations--FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION."


INVESTMENT POLICIES
-------------------

      A substantial portion of the Company's existing real estate and real estate related assets were acquired directly or indirectly as a result of the transfer of assets from Old Buckhead and are principally hospitality related. Asset acquisitions since inception have also been predominately hospitality related and made for the primary purpose of generating additional income. Further, management's experience and expertise is in the hospitality business. Accordingly, the Company has determined that it will primarily seek out investments in the hospitality industry. In that regard, the Board of Directors has determined that the Company will focus upon investments in hospitality related companies with income growth potential. Such investments could take the form of (a) hotel property purchases, (b) hotel mortgage purchases, (c) hotel mortgage servicing, (d) hotel management and/or (e) hotel franchising. The Board of Directors has not set any limitations on the percentage of assets which may be invested in any one investment. The policy herein may be changed without a vote of security holders.




ITEM 3.  LEGAL PROCEEDINGS.

      The Company is not a party in any pending legal proceedings other than routine litigation that is incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION
------------------

      The Company's Common Stock trades on The Nasdaq Stock Market under the symbol: BUCK.

      The following table presents the high and low sales prices for the Common Stock for each quarter of 1995 and 1996.
                                                           ($ Per Share)
                                                           -------------
                                                           High     Low
                                                           ----     ---
      Quarter ended March 31, 1995                         4.00    3.25
      Quarter ended June 30, 1995                          5.12    3.25
      Quarter ended September 30, 1995                     5.25    4.50
      Quarter ended December 31, 1995                      6.62    5.00
      Quarter ended March 31, 1996                         6.62    5.00
      Quarter ended June 30, 1996                          7.75    5.00
      Quarter ended September 30, 1996                     6.87    5.62
      Quarter ended December 31, 1996                      6.87    5.50

      The sales price amounts have been supplied by The Nasdaq Stock Market and do not include retail mark-up, mark-down, or commission and may not represent actual transactions.

HOLDERS
-------

      As  of  February  28,  1997,   the  Company   estimates  that  there  were
approximately 1,000 holders of record of its Common Stock.

DIVIDENDS
---------

      The Company has no specific  restrictions  which  prohibit  the payment of
dividends  to  its  shareholders.   Dividends,  if  any,  would  be  limited  to
unrestricted cash and other assets not otherwise pledged.

      The first mortgage loan documents related to the Company's Texas Hotels contain certain financial covenants regarding the Company's net worth and debt to equity ratio -- See "Description of Property -- OWNED REAL PROPERTIES - TEXAS HOTELS." As of December 31, 1996, the Company's adjusted net worth, as defined in the loan documents, exceeded the minimum (i.e. was favorable) by over $4.3 million. The Company's debt to equity ratio, as defined in the loan documents, was below the maximum (i.e. was favorable) by 66%.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION
------------------------------------------------------

      The Company completed its second full year of Country Hearth Inn franchising, marketing, and conversion activities. At the start of 1995, the Country Hearth chain had five properties open and operating in three states. As of February 28, 1997, there were nineteen properties open and operating in nine states. Further, the Company has more than thirty properties under contract which, upon closing, would be converted to operate as Country Hearth Inns. Approximately half of these conversions would occur in 1997.

       The Company completed its licensing and registration activities and is presently authorized to sell Country Hearth Inn franchises in 49 states. The Company hired full time sales and marketing professionals, developed updated prototype hotels, developed hotel operations manuals, designed and produced franchise marketing materials, began significant trade advertising campaigns, and established a centralized room reservation system. The Company also sought out suitable acquisition candidates for conversion to Country Hearth Inns. Future activities of the Company are expected to continue to be focused on the growth of the Country Hearth system.

      Growth of the Country Hearth system in 1995 and 1996 was attributable to direct acquisition and conversion of existing properties and through franchise sales activities. In May 1995, the Company acquired majority ownership in a 150-room hotel in Orlando, Florida (the "Orlando Hotel"). Upon acquisition, the property was immediately converted to operate as a Country Hearth Inn. In December 1995, the Company acquired three additional hotel properties located in southeastern Texas (the "Texas Hotels"). These properties, along with three other existing Texas properties, were also immediately converted to operate as Country Hearth Inns. The Company has executed development agreements which provide for further expansion of the chain in Texas and in the Midwest.

      In 1996, the Company acquired an 82-room hotel in Atlanta, Georgia (the "Atlanta Hotel") and a 96-room hotel in Dalton, Georgia (the "Dalton Hotel"). Both of these properties have been fully renovated and refurbished and are presently operating as Country Hearth Inns. Additionally, the Company executed nine license agreements for development or conversion of Country Hearth Inns in seven states.

      The primary source of funds for the hotel acquisitions was the use of new and existing mortgage financing. Renovations and refurbishments are being financed through lease arrangements, unrestricted cash, and mortgage note increases. Management believes that property operations will generate adequate cash flows for the servicing of such debt and that adequate sources are available for similar future transactions.

      In March 1997, the Company announced that it had entered into two separate agreements for the acquisition of hotels, hotel management contracts, and a hotel management business. One agreement provides for the purchase of eight Hatfield Inns located in Kentucky and Missouri (the "Hatfield Agreement"). The Hatfield Agreement, if consummated, would require the assumption of approximately $7 million in debt and the issuance of $3 million of 10% cumulative preferred convertible stock of the Company. The preferred stock would be convertible to common stock after seven years at the then market price. The Company intends to convert the properties to Country Hearth Inns; conversion costs are not expected to be significant. The operations of the hotels are expected to service the debt and the preferred stock requirements.

      The second agreement is for the acquisition of Lodgekeeper Group, Inc. ("Lodgekeeper"), a closely held concern that manages 24 hotels in Ohio, Indiana, and Michigan. Lodgekeeper operates 18 hotels under long-term leases, holds management contracts on five Country Hearth Inns, and owns one independent hotel, among other assets. The transaction, if consummated, would require the payment of approximately $850,000 in cash and the issuance of approximately $850,000 of Company common stock, along with the assumption of approximately $4 million in debt. If the transaction is consummated, the Company would evaluate each property acquired for possible conversion to a Country Hearth Inn.

      Both agreements are subject to significant due diligence and other contingencies. The authorization to issue preferred shares of the Company is subject to shareholder approval. Management of the Company provides no assurances that either transaction will be completed or that, if completed, the final terms will be the same as described above.

      A significant source of unrestricted funds during the last two years has been the successful resolution of claims against the former Days Inns of America, Inc. ("Old Buckhead"). Approximately $2.4 million in 1995 and $1 million in 1996 were released to the Company as a result of favorable settlements of these claims. The remaining liabilities and restricted funds for these claims now total less than $20,000. Management believes such amounts are adequate; however, actual settlements could vary significantly from estimated amounts. Further material amounts to be released to the Company are not anticipated.

      During 1995 and 1996, the Company received aggregate note receivable principal payments in excess of $5 million. Most of these receipts were used to reduce the Company's note payable to Trilon International, Inc. ("Trilon"). Additionally, the Company received nearly $1 million of collections on impaired notes, including a $700,000 deposit from the sale of one note. The sale was completed in 1997 resulting in an additional $800,000 receipt.

      The Company's note payable to Trilon had been secured by notes receivable, cash, and the Company's interest in the Orlando Hotel and two Days Inns, one in Daytona, Florida (the "Daytona Hotel") and one in Miami, Florida (the "Miami Hotel"). The Trilon note was fully paid and satisfied in November 1996 with the proceeds from the refinancing of the Orlando Hotel.

      The combined result of the above transactions resulted in a decrease in current maturities of long-term debt from more than $4.1 million as of December 31, 1995 to less than $350,000 as of December 31, 1996. Aggregate maturities of long-term debt over the next two years totals less than $600,000. Management believes that the operations of the secured hotels will adequately service their debt requirements as presently structured.

      The Company's financial position was further improved in December 1996 upon the sale of the Miami Hotel. The Company received net cash proceeds of $1.2 million in addition to retiring $5.5 million of long-term debt.

      All of the hotel property debt previously described is nonrecourse to the Company except for debt on the Texas Hotels which is guaranteed by the Company. Such debt obligation also contains certain requirements as to minimum net worth and maximum debt to equity ratios. Management does not expect these requirements to significantly impact future financing options.

      The Company has not encountered liquidity shortfalls, the need for short term financing, or the need to raise additional equity capital. As of December 31, 1996, the Company had approximately $4.5 million of unrestricted cash and short-term investments. Management believes such amount to be adequate for its present operational and financing needs.

      Approximately $1.6 million of the December 31, 1996 short-term investments are represented by industrial revenue bonds ("IRB's") secured by a hotel. The IRB's were called at par and as a result, the Company's shareholders' equity at December 31, 1996 includes a $455,000 unrealized gain. Such gain was realized in February 1997 when the IRB's were liquidated.

      Not reflected on the Company's balance sheet are potential net deferred tax assets of approximately $4 million. The benefit of these assets will be realized if and to the extent the Company sustains continued profitable operations.

RESULTS OF OPERATIONS
---------------------

      The acquisition of the Miami Hotel in September 1994 and the Orlando Hotel in May 1995 caused hotel revenues to nearly triple in 1995 and contributed to hotel profit before interest and depreciation of $1.9 million. The inclusion of the Orlando Hotel and the Texas Hotels for a full year in 1996 along with the 1996 acquisitions of the Atlanta and Dalton Hotels caused hotel revenues to exceed $9.9 million and hotel profit before interest and depreciation grew to nearly $2.6 million.

      Due to the seasonality of the lodging industry, the Company's fiscal fourth quarter hotel results are traditionally lower than other periods.

       All of the Company's owned hotels reported positive cash flow after debt service in 1995 and 1996, except for the Dalton Hotel which was undergoing renovations. Hotel revenues and profit before interest and depreciation in 1997 will be reduced as a result of the sale of the Miami Hotel in December 1996. However, if the proposed Hatfield and Lodgekeeper transactions are consummated, such revenues and profits would be significantly increased. Their combined revenues for 1996 amounted to $14 million. The impact on the Company's 1997 revenues and profits is dependent on the timing of the completion of the transactions, if completed.

      The second largest source of recurring revenues in 1995 and 1996 was interest income. These revenues decreased in both years, however, as the note portfolio and funds available for investment decreased. Further decreases in note receivable interest income are expected in 1997 as a result of the declining note portfolio. Investment interest income will be dependent on the amount of funds available for investment which is mostly dependent on the volume and nature of capital transactions the Company completes.

      Franchising activities generated revenues of more than $400,000 in 1995, the first full year of franchising activity, and more than $550,000 in 1996. The Company's intention is to dedicate most of its resources (financial and personnel) to the growth of its Country Hearth Inn franchise system. Management's goal is to significantly increase franchise fee revenues.

      The Company recognized gains on property sales in 1996 of nearly $600,000, including the gain on the sale of the Miami Hotel of $445,000. The Company expects it may sell one or two parcels of undeveloped land in 1997; the proceeds from such sales are presently unknown.

      As previously stated, the Company realized gains of $2.4 million in 1995 and an additional $1 million in 1996 from favorable settlements of Old Buckhead claims. Half of the 1995 amount resulted from the resolution the Glenstone Lodge claim which was settled in the third quarter of 1995. The remaining reserves for similar claims are not significant.

      Other income also includes $153,000 in 1995 and $831,000 in 1996 from collections on impaired loans. As previously stated, an additional $800,000 was collected in 1997.

      Franchise operations expenses nearly doubled in 1996 compared with 1995. Such increases are attributable to personnel additions in the areas of franchise sales and marketing , and franchise services and administration. Also, significant expenditures were made in the sales and marketing of Country Hearth Inn franchise opportunities in addition to consumer marketing. Management believes these investments will be recouped from future franchise fee revenues.

      Interest expense increased in 1995 and 1996 as a result of the mortgage financing on the acquired hotels. Based on the Company's current debt structure, interest expense in 1997 will decline primarily as a result of the sale of the Miami Hotel and the payoff of Trilon. All of the Company's present debt obligations are fixed rate until December 2000, at which time the rate on the Texas Hotels debt may change. The proposed acquisitions would significantly increase interest expense, if consummated. Average borrowing rates related to the transactions are presently expected to range from 9% to 11%.

      Similarly, depreciation and amortization expenses increased in 1995 and 1996 as a result of the hotel acquisitions and will decrease in 1997 due to the sale of the Miami Hotel. The proposed acquisitions would also significantly increase depreciation expense.

      The Company reported no income tax expense in 1995 or 1996. This is attributable to differences in the book and tax bases of certain assets and liabilities. The Company expects its 1996 federal income tax return, which has not yet been filed, will report a net operating loss carryforward of approximately $23 million. The benefits from such a carryforward will be realized if and to the extent the Company sustains continued profitable operations.

ITEM 7.  FINANCIAL STATEMENTS.

ANNUAL FINANCIAL STATEMENTS
---------------------------

      The Company's consolidated financial statements with independent auditors' report thereon are included on pages 17 through 42 which follow.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1996 and 1995


                    With Independent Auditors' Report Thereon

                          Independent Auditors' Report


The Board of Directors
Buckhead America Corporation:


We have audited the accompanying consolidated balance sheets of Buckhead America Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buckhead America Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                         KPMG PEAT MARWICK LLP

February 21, 1997, except for
    note 13, which is dated as of
    March 13, 1997

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995

                                 Assets                                  1996           1995
                                 ------                                  ----           ----
Current assets:
    Cash and cash equivalents, including restricted cash of
      $338,882 in 1996 and $2,164,417 in 1995 (note 3)              $  1,801,670       3,172,661
    Short-term investments (note 4)                                    3,026,873       1,691,547
    Current portions of notes receivable (note 5)                        466,988       2,577,134
    Accounts receivable                                                  305,229         270,901
    Accrued interest receivable                                           91,641         145,406
    Other current assets                                                 168,994         120,422
                                                                    ------------    ------------
           Total current assets                                        5,861,395       7,978,071

Noncurrent portions of notes receivable (note 5)                         465,518         792,455
Property and equipment, at cost, net of accumulated
    depreciation (notes 6 and 8)                                      18,730,897      19,580,248
Long-term investments (note 4)                                              --         1,191,589
Deferred costs (note 7)                                                1,650,558       1,473,785
Other assets (note 7)                                                    326,727            --
                                                                    ------------    ------------

                                                                    $ 27,035,095      31,016,148
                                                                    ============    ============

                  Liabilities and Shareholders' Equity
                  ------------------------------------
Current liabilities:
    Accounts payable and accrued expenses                           $    915,576         948,782
    Current portions of notes payable (note 8)                           337,567       4,168,912
    Estimated allowed amounts of unsettled claims (notes 3 and 9)         18,308         738,352
                                                                    ------------    ------------
           Total current liabilities                                   1,271,451       5,856,046

Noncurrent portions of notes payable (note 8)                         12,081,392      13,884,730
                                                                    ------------    ------------
           Total liabilities                                          13,352,843      19,740,776
                                                                    ------------    ------------

Minority interest in partnership                                         598,118         445,893

Shareholders' equity (notes 8 and 11):
    Common stock; $.01 par value; 3,000,000 shares
      authorized; 1,817,977 and 1,807,977 shares issued
      and 1,771,127 and 1,761,127 shares outstanding
      at December 31, 1996 and 1995, respectively                         18,180          18,080
    Additional paid-in capital                                         6,288,574       6,254,274
    Retained earnings                                                  6,712,073       4,895,229
    Unrealized gain on investment securities                             455,128          51,717
    Treasury stock, 46,850 shares in 1996 and 1995
      (notes 6 and 12)                                                  (389,821)       (389,821)
                                                                    ------------    ------------
           Total shareholders' equity                                 13,084,134      10,829,479

Commitment (note 8)

                                                                    $ 27,035,095      31,016,148
                                                                    ============    ============

See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                     Years ended December 31, 1996 and 1995

                                                           1996          1995
                                                           ----          ----

Revenues:
    Hotel revenues                                     $ 9,979,477     6,719,030
                                                       -----------   -----------

    Interest income:
      Notes receivable                                     256,228       718,413
      Investments                                          786,641       714,040
                                                       -----------   -----------
           Total interest income                         1,042,869     1,432,453
                                                       -----------   -----------

    Franchise fee income                                   554,073       407,184
    Gains on property sales (note 6)                       586,864          --
    Other income (notes 9 and 12)                        1,709,522     2,508,113
                                                       -----------   -----------
           Total revenues                               13,872,805    11,066,780
                                                       -----------   -----------

Expenses:
    Hotel operations                                     7,404,412     4,819,475
    Franchise operations                                 1,254,943       660,636
    Other operating and administrative (note 12)           934,543     1,067,516
    Depreciation and amortization                          956,900       678,434
    Interest                                             1,505,163     1,369,405
                                                       -----------   -----------
           Total operating, administrative, and
               interest expenses                        12,055,961     8,595,466
                                                       -----------   -----------

           Income before income taxes                    1,816,844     2,471,314

Provision for income taxes (note 10)                          --            --
                                                       -----------   -----------

           Net income                                  $ 1,816,844     2,471,314
                                                       ===========   ===========

Primary and fully diluted net income per common
    and common equivalent share                          $  1.00        1.41
                                                            ====        ====

Weighted average number of common and common
 equivalent shares used to calculate net income
 per share:
      Primary                                            1,814,510     1,751,190
                                                         =========     =========

      Fully diluted                                      1,815,049     1,755,361
                                                         =========     =========


See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                     Years ended December 31, 1996 and 1995

                                                                           Unrealized
                                                 Additional                  gain on                    Total
                                       Common      paid-in     Retained    investment  Treasury     shareholders'
                                        stock      capital     earnings    securities    stock         equity
                                        -----      -------     --------    ----------    -----         ------
Balances at December 31, 1994       $  17,664      6,010,537    2,423,915         -      (357,993)     8,094,123
Acquisition of 7,073 common
    shares (notes 6 and 12)                -              -            -          -       (31,828)       (31,828)
Issue of 41,558 common shares
    for acquisition of assets (note 6)    416        243,737           -          -            -         244,153
Change in  unrealized gain on
    investment securities                  -              -            -      51,717           -          51,717
Net income                                 -              -     2,471,314         -            -       2,471,314
                                       ------    -----------    ---------   --------     --------    -----------
Balances at December 31, 1995          18,080      6,254,274    4,895,229     51,717     (389,821)    10,829,479

Issue of 10,000 common shares
    pursuant to exercise of option        100         34,300           -          -            -          34,400
Change in  unrealized gain on
    investment securities                  -              -            -     403,411           -         403,411
Net income                                 -              -     1,816,844         -            -       1,816,844
                                       ------    -----------    ---------   --------     --------    -----------

Balances at December 31, 1996       $  18,180      6,288,574    6,712,073    455,128     (389,821)    13,084,134
                                       ======      =========    =========    =======      =======     ==========


See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1996 and 1995

                                                                   1996           1995
                                                                   ----           ----
Cash flows from operating activities:
    Net income                                                 $ 1,816,844      2,471,314
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                              956,900        678,434
        Sales (purchases) of trading securities, net               417,525       (206,477)
        Realized gains on trading securities                       (24,748)       (81,019)
        Unrealized holding gains on trading securities            (163,103)      (103,265)
        Gains on property sales                                   (586,864)          --
        Minority interest in partnership profits                   174,725         39,420
        Interest added to notes receivable                            --          (80,000)
        (Decrease) increase in accounts payable and
          accrued expenses                                         (33,206)       226,761
        Settlements of allowed claims                             (720,044)    (2,568,240)
        Working capital surplus assumed in acquisitions               --          747,798
        Other, net                                                 (89,135)      (102,717)
                                                               -----------    -----------
              Net cash provided by operating activities          1,748,894      1,022,009
                                                               -----------    -----------

Cash flows from investing activities:
    Note receivable principal receipts                           2,719,472      2,509,394
    Originations of notes receivable                              (282,389)      (730,000)
    Cash portion of asset acquisitions                          (1,163,457)      (956,217)
    Increase in other assets                                      (326,727)          --
    Acquisition of trademark rights and franchise licenses         (63,942)      (120,443)
    Investment maturities                                           90,000         75,000
    Proceeds from property sales                                 1,342,859           --
    Capital expenditures                                        (1,681,306)      (435,938)
                                                               -----------    -----------
              Net cash provided by investing activities            634,510        341,796
                                                               -----------    -----------

Cash flows from financing activities:
    Repayments of notes payable                                 (4,143,064)    (2,772,008)
    Distribution to minority interest partners                     (22,500)       (36,002)
    Issuance of common shares                                       34,400           --
    Proceeds from property refinancing                             376,769           --
                                                               -----------    -----------
              Net cash used in financing activities             (3,754,395)    (2,808,010)
                                                               -----------    -----------

              Net decrease in cash and cash equivalents         (1,370,991)    (1,444,205)

Cash and cash equivalents at beginning of period                 3,172,661      4,616,866
                                                               -----------    -----------

Cash and cash equivalents at end of period                     $ 1,801,670      3,172,661
                                                               ===========    ===========

Supplemental disclosures of cash flow information -
    cash paid for interest, net of interest capitalized
    of $110,412 in 1996                                        $ 1,476,618      1,391,142
                                                               ===========    ===========

                                                                        (Continued)

                                     22

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

Supplemental disclosures of noncash investing and financing activities:

      In 1996,  the Company  recorded the following  activity  related to noncash and partial cash transactions:

           Acquisition of two hotels through partial cash transactions:
               Cash portions                                             $ 1,163,457
               Debt issued                                                 3,450,000
                                                                         -----------

               Property and equipment acquired                           $ 4,613,457
                                                                         ===========

           Sale of two hotels through partial cash transactions:
               Book value of properties sold                             $ 6,297,614
               Debt retired                                               (5,541,619)
                                                                         -----------
                                                                             755,995
               Gains on property sales                                       586,864
                                                                         -----------

               Proceeds from property sales                              $ 1,342,859
                                                                         ===========

           Refinanced debt relating to hotel property:
               New debt issued                                           $ 4,600,000
               Old debt retired                                           (4,000,000)
                                                                         -----------
                                                                             600,000
               New debt issuance costs                                      (223,231)
                                                                         -----------

               Proceeds from property refinancing                        $   376,769
                                                                         ===========

      In 1995,  the Company  recorded the following  activity  related to noncash and partial cash transactions:

           Acquisition of hotel through a noncash debt for equity swap:
                  Costs:
                     Note receivable forgiven                            $ 1,799,600
                     Debt assumed                                          5,400,000
                     Minority interest remaining                             442,475
                                                                         -----------

                                                                         $ 7,642,075
                                                                         ===========
                  Allocated to:
                     Working capital acquired                            $   747,798
                     Property and equipment, net                           6,523,466
                     Deferred costs                                          370,811
                                                                         -----------

                                                                         $ 7,642,075
                                                                         ===========

                                                                         (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows

           Acquisition of three hotels through a partial cash transaction:
                  Costs:
                     Cash                                                $   956,217
                     41,558 common shares issued                             244,153
                     Debt issued                                           2,400,000
                                                                         -----------

                                                                         $ 3,600,370
                                                                         ===========

                  Allocated to:
                     Property and equipment                              $ 3,450,000
                     Deferred costs                                          150,370
                                                                         ------------

                                                                         $ 3,600,370
                                                                         ===========

    The Company acquired 3,938 shares of its own common stock during 1995 as additional contingent consideration in connection with a 1993 sale of a hotel property.


See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


(1)    The Company
       -----------

       Buckhead America Corporation and its consolidated subsidiaries (the Company) were created in December 1992 and effectively commenced operations on January 1, 1993. The Company also includes a 55% interest in a partnership acquired in May 1995. All other subsidiaries are directly or indirectly wholly owned.

       The Company operates in the hospitality industry and its principal holdings include hotels, loans and other investments secured by hotels, hotel franchising rights, and other related assets. Its principal product is the Country Hearth Inn mid-priced hotel franchise system which the Company acquired in May 1994. The primary activity of the Company involves the expansion of the Country Hearth franchise system. Expansion of the franchise system has been effected through direct acquisition and conversion of existing hotels and through franchise sales. The Company is licensed to sell Country Hearth Inn hotel franchises in 49 states.

       Other activities of the Company include loan servicing, hotel management, and administration of certain trust funds and trust assets (notes 3(a) and 12). The Company earns fees and other income from these activities.

(2)    Summary of Significant Accounting Policies
       ------------------------------------------

      (a)  Principles of Consolidation
           ---------------------------

           The accompanying financial statements include the accounts of the Company and its consolidated wholly owned subsidiaries. They also include, on a consolidated basis, the accounts of a 55%-owned partnership which owns a hotel subject to a nonrecourse mortgage. The accounts of the partnership are consolidated on a gross basis with the minority partners' balance sheet interest reflected separately on a net basis. The minority partners' share of partnership income was $174,725 and $39,420 in 1996 and 1995, respectively, and is included in hotel operations expense in the accompanying consolidated statements of income.

      (b)  Cash and Cash Equivalents
           -------------------------

           Cash and cash equivalents include demand and savings deposits with financial institutions, cash on hand, and funds held by trustees for the benefit of the Company or its creditors. The Company considers all highly liquid instruments with maturities of less than three months to be cash equivalents.






                                                                   (Continued)
                                        25

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

      (c)  Notes Receivable
           ----------------

           Notes receivable are recorded at cost, less the related allowance for impaired notes receivable. As of January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. The Company, considering current information and events regarding the borrowers' ability to repay their obligations, values its notes receivable, for which it is probable that the Company will be unable to collect the full amount due in accordance with the note agreement, at the present value of the expected future cash flows, market price of the loan, if available, or the value of the underlying collateral, if any. The Company does not accrue interest for notes receivable considered to be impaired under SFAS No. 114. Cash receipts on impaired notes receivable is either applied against principal or may be reported as interest income depending on management's judgment as to the collectibility of principal. The adoption of SFAS No. 114 and SFAS No. 118 required no increase to the allowance for impaired notes receivable and had no impact on net income in 1996 or 1995.

      (d)  Property and Equipment
           ----------------------

           Property and equipment is stated at cost, including interest and taxes incurred during construction, less accumulated depreciation. Properties acquired by foreclosure are recorded at the lower of cost or fair value at the time of foreclosure.

           Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

      (e)  Deferred Costs
           --------------

           Deferred costs primarily consist of costs associated with the acquisition of trademark rights and franchise licenses and are amortized over the estimated useful lives of the assets, which range from 10 - 20 years. Deferred costs also include unamortized debt issue costs which are amortized on the interest method over the term of the related debt.

      (f)  Investments
           -----------

           The Company classifies its debt and marketable equity securities in one of three categories: trading, available for sale, or held to maturity. The Company has classified all its investments as either "trading" or "available for sale." Available for sale securities are recorded at fair value with unrealized gains and losses, net of the related tax effect, reported as a separate component of shareholders' equity until realized. Trading securities are also recorded at fair value. Unrealized holding gains and losses on trading securities are included in interest income on the consolidated statements of income.

                                                                   (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      (g)  Other Assets
           ------------

           Other assets consist of deposits and investments in partnerships or corporate joint ventures other than those which are consolidated due to control. Investees in which the Company has the ability to exercise significant influence are accounted for using the equity method.

      (h)  Income Taxes
           ------------

           Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

           A valuation allowance is recognized when it appears it is more likely than not that some or all of deferred tax assets will not be realized.

      (i)  Treasury Stock
           --------------

           Treasury stock is stated at cost. In noncash exchanges, fair value represents cost.

      (j)  Revenue Recognition
           -------------------

           Initial hotel franchise fees are recognized as income upon receipt as the Company has no future obligations associated with the initial fees. The Company also receives continuing royalty, marketing, and other fees based upon a percentage of each hotel's gross revenues. These continuing fees are recognized when earned.

      (k)  Marketing Costs
           ---------------

           The Company incurs costs for various marketing and advertising efforts. All costs related to marketing and advertising are expensed in the period incurred. Marketing costs amounted to $397,555 and $242,968 for the years ended December 31, 1996 and 1995, respectively, and are included in franchise operations expense in the accompanying consolidated statements of income.

      (l)  Fair Value of Financial Instruments
           -----------------------------------

           Management believes that the carrying amounts of cash and cash equivalents, accounts and interest receivable, other current assets, accounts payable and accrued expenses, estimated allowed amounts of unsettled claims, current portions of notes receivable and payable are reasonable approximations of their fair value because of the short maturity of these instruments.
                                                                   (Continued)
                                         27

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           The fair value of noncurrent portions of notes receivable is determined as the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates rates currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk. Based on this valuation methodology, management believes that the carrying amount of the noncurrent portions of notes receivable is a reasonable approximation of its fair value.

           The fair values of short-term and long-term investments (both trading and available-for-sale) are based on quoted market prices at the reporting date for those or similar investments. The fair values of the Company's short-term and long-term investments are disclosed in note 4.

           The fair value of the Company's noncurrent portions of notes payable is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. Based on this valuation methodology, management believes that the carrying amount of the noncurrent portions of notes payable is a reasonable estimation of its fair value.

      (m)  Reclassifications
           -----------------

           Certain reclassifications have been made to the 1995 balances to conform with classifications adopted in 1996.

      (n)  Use of Estimates
           ----------------

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (o)  Stock Options
           -------------

           The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion 25"), and related interpretations. As such, compensation expense is recorded only to the extent that the market price of the underlying stock at the date of grant exceeds the exercise price. In October 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. SFAS 123 allows entities to apply the provisions of APB Opinion 25 for recognizing stock-based compensation expense in the basic financial statements. However, companies are encouraged to adopt a new accounting method based on the estimated fair value of stock-based compensation. Companies that do not follow the new fair value based method are required to provide expanded disclosures in the footnotes. SFAS 123 is effective for the fiscal year ended December 31, 1996. The Company has elected to continue to apply the provisions of APB Opinion 25 and, to the extent material, follow the disclosure provisions of SFAS 123.
                                                                   (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


           Stock options granted represent common stock equivalents for the purpose of computing net income per share amounts. The Company uses the treasury stock method for computing common stock equivalents resulting from grants of stock options. Under the treasury stock method, outstanding options, whether or not exercisable, are assumed to have been exercised and the proceeds from such used to acquire treasury shares at market prices. The average market price during the period is used for the purpose of computing primary net income per share. The market price at the end of the period, if higher than the average, is used for the purpose of computing fully diluted net income per share.

      (p)  Impairment of Long-Lived Assets and Long-Lived Assets to Be  Disposed
           ---------------------------------------------------------------------
           Of
           --

           The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.


























                                                                   (Continued)
                                        2

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3)    Cash and Cash Equivalents

       Cash and cash equivalents at December 31, 1996 and 1995 included the following:

                                                          1996          1995
                                                          ----          ----

        Unrestricted cash:
            Demand deposits, money market funds,
               and overnight investments              $ 1,244,396       595,069
            Hotel demand deposits, savings accounts,
               and cash on hand                           218,392       413,175
                                                        ---------     ---------
                                                        1,462,788     1,008,244

        Restricted cash:
            Unsettled claim reserves (a)                   18,308       838,641
            Trilon collateral (note 8)                         -        470,000
            Orlando IRB reserve (note 8)                       -        500,000
            Miami IRB reserve (note 8)                         -        339,510
            Mortgage-related escrows (b)                  320,574        16,266
                                                        ---------     ---------
                                                          338,882     2,164,417

                                                      $ 1,801,670     3,172,661
                                                        =========     =========

           (a) The Company acts as a trustee and administers certain aspects of claims asserted in the bankruptcy of the entity formerly known as Days Inns of America, Inc. (the Days Bankruptcy). The residual amounts, if any, in certain of the related reserve accounts inure to the benefit of the Company. Accordingly, these accounts, along with the related liabilities, are reflected in the accompanying consolidated balance sheets. Such liabilities are reflected as "estimated allowed amounts of unsettled claims" (note 9).

           (b) Mortgage-related escrows are standard reserve accounts held by or on behalf of the holders of mortgages on certain Company properties (note 8). Such amounts are restricted to the payment of insurance, property taxes, and/or property and equipment replacements and enhancements relating to the mortgaged properties.














                                                                   (Continued)
                                         30

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)    Investments

       The amortized cost, gross unrealized gains, gross unrealized holding losses, and fair value for trading and available for sale securities by investment type and class of investment at December 31, 1996 and 1995, were as follows:

                                                                    1996
                                          ------------------------------------------------------
                                                            Gross          Gross
                                                         unrealized     unrealized
                                           Amortized       holding        holding       Fair
                                             cost           gains         losses        value
                                             ----           -----         ------        -----
           Trading securities:
               U.S. government and
                 agency obligations       $ 1,184,742          -             -         1,184,742
               Equity securities               10,763     268,703        (2,335)         277,131
                                            ---------     -------         -----       ----------
                                            1,195,505     268,703        (2,335)       1,461,873
           Available for sale securities:
               IRBs ($1,565,000 par
                 value)                     1,109,872     455,128            -         1,565,000
                                            ---------     -------        ------        ---------

                    Total                 $ 2,305,377     723,831        (2,335)       3,026,873
                                            =========     =======         =====        =========

                                                                    1995
                                           -----------------------------------------------------
                                                            Gross          Gross
                                                         unrealized     unrealized
                                           Amortized       holding        holding       Fair
                                             cost           gains         losses        value
                                             ----           -----         ------        -----
           Trading securities:
               U.S. government and
                 agency obligations       $ 1,578,949         416          (670)       1,578,695
               Equity securities                9,333     105,561        (2,042)         112,852
                                            ---------     -------        ------        ---------

                      Total               $ 1,588,282     105,977        (2,712)       1,691,547
                                            =========     =======         =====        =========

           Available for sale securities:
               IRBs ($1,655,000 par
                 value)                   $ 1,139,872      51,717            -         1,191,589
               DIMT                                -           -             -                -
                                            ---------   ---------        ------        ---------

                      Total               $ 1,139,872      51,717            -         1,191,589
                                            =========   =========        ======        =========

       At December 31, 1996, all investments are classified as short-term. At December 31, 1995, all trading securities are classified as short-term and all available for sale securities are classified as long-term.

       The IRBs were secured by a Days Inn hotel located in Birmingham, Alabama and were called at par on February 1, 1997. Their floating tax-exempt interest rate averaged 7% during 1996 and 1995.
                                                                   (Continued)
                                       31

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       Equity securities are primarily concentrated in hospitality related companies.

       Proceeds from the sale of investment securities were $3,887,000 and $4,972,000 in 1996 and 1995, respectively. Net realized gains calculated on a specific identification basis and included in investment income in 1996 was $24,748 and in 1995 was $81,019.

       The Company owned the equity certificates representing the residual interest in the Days Inns Mortgage Trust (DIMT), a special-purpose CMO Trust. The Company initially recorded the investment at zero which was the estimated net realizable value of the certificates. During 1996, the Company sold an option to purchase the equity certificates to a DIMT bondholder. As a result of the sale of the option, the Company reclassified its investment in DIMT from available for sale to trading, and the option price of $275,000 is included in 1996 investment income. In February 1997, the option was exercised and the Company sold the DIMT equity certificates for $100,000. Such amount is included in unrealized holding gains on trading securities at December 31, 1996.

       During  1995,  equity  securities  with  net  unrealized   holding  gains
       amounting to $103,519 were reclassified from available for sale to trading; such gains are included in 1995 investment income.

(5)    Notes Receivable
       ----------------

       Notes receivable at December 31, 1996 consist of the following:

                                                       Other
                                       Secured         notes          Total
                                       -------         -----          -----

         Principal balances       $    1,849,254       525,062      2,374,316
         Less allowances               1,341,810       100,000      1,441,810
                                       ---------       -------      ---------
                                         507,444       425,062        932,506
         Less current portions           359,481       107,507        466,988
                                     -----------       -------   ------------

         Noncurrent portions      $      147,963       317,555        465,518
                                     ===========       =======   ============

         Number of notes                  6              2              8
                                          =              =              =

     Notes receivable at December 31, 1995 consist of the following:

                                                  Secured
                                          -------------------------       Other
                                          Pledged         Unpledged       notes            Total
                                          -------         ---------       -----            -----
         Principal balances         $     4,497,410         730,000        522,629        5,750,039
         Less allowances                  2,048,982              -         331,468        2,380,450
                                          ---------       ---------        -------        ---------
                                          2,448,428         730,000        191,161        3,369,589
         Less current portions            1,780,118         730,000         67,016        2,577,134
                                          ---------         -------     ----------        ---------

         Noncurrent portions        $       668,310              -         124,145          792,455
                                       ============       =========        =======     ============

         Number of notes                     9               1              2               12
                                            ==               =              =               ==

                                                                  (Continued)
                                        3

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The secured notes are primarily collateralized by mortgages on hotel properties and provide for an average effective yield of approximately 9%. The 1995 pledged notes were part of the Trilon note payable collateral (note 8).

       The recorded investment in notes receivable for which an impairment has been recognized as of December 31, 1996 and 1995 was approximately $1,290,954 and $2,122,000, respectively, and the Company has fully reserved for these notes. Cash received in payment of impaired loans during 1996 and 1995 amounted to $831,468 and $153,681, respectively, and is included in other income.

       The activity in the allowance for doubtful accounts for impaired notes receivable for the years ended December 31, 1996 and 1995 was:

                                                                     1996       1995
                                                                    ----       ----
         Allowance for doubtful accounts at beginning of year    $ 2,122,422  3,076,103
         Additions charged to bad debt expense                            -          -
         Write-downs charged against the allowance                        -    (800,000)
         Collections on impaired notes                              (831,468)  (153,681)
                                                                   ---------  ---------

         Allowance for doubtful accounts at end of year          $ 1,290,954  2,122,422
                                                                   =========  =========































                                                                   (Continued)
                                        33

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)    Property and Equipment
       ----------------------

  Property and equipment at December 31, 1996 and 1995 consist of the following:


                                                                          1996              1995
                                                                          ----              ----
         Hotel properties:
         Country Hearth Inn in Atlanta, Georgia:
            Land and building                                         $   3,592,420               -
            Furniture, fixtures, and equipment                              230,011               -
                                                                      -------------    ------------
                                                                          3,822,431               -
               Accumulated depreciation                                     (18,500)              -
                                                                      -------------    ------------
                                                                          3,803,931               -
                                                                      -------------    ------------

         Country Hearth Inn in Dalton, Georgia:
               Land and building                                          1,821,040               -
               Furniture, fixtures, and equipment                           100,000               -
                                                                      -------------    ------------
                                                                          1,921,040               -
                                                                      -------------    ------------

         Country Hearth Inn hotel in Orlando, Florida:
               Land and building                                          6,909,268        6,778,734
               Furniture, fixtures, and equipment                           546,419          531,481
                                                                      -------------    -------------
                                                                          7,455,687        7,310,215
               Accumulated depreciation                                  (1,080,268)        (840,268)
                                                                      -------------    -------------
                                                                          6,375,419        6,469,947

         Three Country Hearth Inn hotels in southeastern Texas:
               Land and buildings                                         3,033,000        3,033,000
               Furniture, fixtures, and equipment                           522,793          417,000
                                                                      -------------    -------------
                                                                          3,555,793        3,450,000
               Accumulated depreciation                                    (162,500)          (6,500)
                                                                      -------------    -------------
                                                                          3,393,293        3,443,500

         Days Inn hotel in Daytona, Florida:
               Land and building                                          3,025,591        2,976,151
               Furniture, fixtures, and equipment                           326,729          320,433
                                                                      -------------    -------------
                                                                          3,352,320        3,296,584
               Accumulated depreciation                                    (359,391)        (263,391)
                                                                      -------------    -------------
                                                                          2,992,929        3,033,193

         Days Inn hotel in Miami, Florida:
               Land and building                                                 -         5,355,616
               Furniture, fixtures, and equipment                                -         1,463,915
                                                                      -------------    -------------
                                                                                 -         6,819,531
               Accumulated depreciation                                          -          (390,000)
                                                                      -------------    -------------
                                                                                 -         6,429,531

     Other furniture and equipment, net                                     28,785           38,577
     Land held for sale                                                     215,500          165,500
                                                                      -------------    -------------

                    Total property and equipment                      $  18,730,897       19,580,248
                                                                      =============    =============

                                                                   (Continued)
                                        34

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       In March 1996, the Company acquired an 82-room hotel in Atlanta, Georgia formerly known as the Sandy Springs Inn. The $3,060,000 purchase price was partially funded by a seller-provided $2,330,000 first mortgage loan (note 8). The remainder was paid in cash. During the latter half of 1996, the Company spent approximately $700,000 for renovations and refurbishments and converted the hotel to a Country Hearth Inn. The operations of the hotel are included in the 1996 consolidated income statement from the date of acquisition.

       In August 1996, the Company acquired a 96-room hotel in Dalton, Georgia formerly known as the Sunset Inn. The $1,400,000 purchase price was partially funded by a $1,050,000 first mortgage loan from a local bank and a seller-provided $70,000 purchase money note (note 8). The remainder was paid in cash. The Company completed renovations and refurbishments in February 1997 and converted the hotel to a Country Hearth Inn. Expenditures for such in 1996 amounted to $444,970. The operations of the hotel are included in the 1996 consolidated income statement from the date of acquisition.

       In May 1995, the Company acquired majority ownership in a 150-room hotel in Orlando, Florida formerly known as the Heritage Inn. Prior to the acquisition, the Company held a second mortgage on the property with an aggregate principal and interest balance of approximately $2,800,000 (the Old Second Mortgage). The second mortgage balance was reduced to $1,000,000 (the New Second Mortgage) in exchange for a fifty-five percent (55%) interest in Heritage Inn Associates, Ltd., the partnership which owns the hotel. The hotel was also subject to a first mortgage which collateralized certain Orange County, Florida industrial development bonds with an aggregate unpaid balance of $4,400,000 at December 31, 1995 (note 8). The new second mortgage and the industrial development bonds were fully paid and satisfied in November 1996 with proceeds from a new $4,600,000 first mortgage loan (note 8) secured by the property. Immediately upon acquisition, the hotel was converted to operate as a Country Hearth Inn. The hotel operates as a Country Hearth Inn under a license agreement with the Company and is also managed by the Company. The accounts of Heritage Inn Associates, Ltd. are included in the consolidated balance sheet at December 31, 1996 and 1995, and the results of its operations are included in the consolidated income statements since May 1995.

       In December 1995, the Company purchased three Homeplace Inn hotel properties in southeastern Texas from affiliates of American Liberty Hospitality, Inc. (ALH). The three hotels secure a $2,400,000 first mortgage loan (note 8). The remainder of the purchase price was paid with $956,217 cash and 41,558 shares of the Company's common stock. The operations of the three hotels are included in the accompanying consolidated statements of income from the date of acquisition. Immediately upon acquisition, the acquired hotels along with three other ALH owned Homeplace Inn properties were converted to operate as Country Hearth Inns under license agreements with the Company. ALH continues to manage the hotels under agreements which provide for management fees equal to 4% of gross revenues. The Company and ALH also entered into an agreement which grants ALH preferential rights to licensing of Country Hearth Inns in Texas.

       The 180-room hotel in Daytona, Florida was acquired through foreclosure in 1993. The Company's foreclosure was completed subject to a first mortgage note payable (note 8). The hotel is managed by the Company.

                                                                   (Continued)
                                        35

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       All of the above described hotel acquisitions were accounted for using the purchase method. The following table presents, on an unaudited pro forma basis, the Company's 1996 and 1995 consolidated revenues, net income, and net income per share that would have been reported if all of these transactions had occurred at the beginning of the periods presented. The unaudited pro forma results are not necessarily indicative of the results which will occur in the future.

                                                   For the year ended
                                                   ------------------
                                                   1996           1995
                                                   ----           ----

                  Revenues                     $ 14,688,596     14,928,806
                  Net income                      1,964,128      2,630,757
                  Net income per share               1.08          1.49

       The 150-room hotel in Miami, Florida was acquired through foreclosure in September 1994. The acquisition of the hotel was subject to an Industrial revenue bond and a tax note payable (note 8). The hotel was sold in December 1996 resulting in a gain of $445,761.

       In 1996, the Company acquired and sold a hotel in Lake Park, Georgia resulting in gain of $141,103.

       The Company acquired 3,938 shares of its own common stock during 1995 as additional contingent consideration in connection with a 1993 sale of a hotel property.

(7)    Deferred Costs and Other Assets
       -------------------------------

       Deferred costs at December 31, 1996 and 1995 consist of the following:

                                                         1996         1995
                                                         ----         ----

           Country Hearth Inn franchise system:
               Trademark rights                   $     584,300       584,300
               Franchise licenses                       931,117       912,416
               Other deferred costs                     142,243        97,002
                                                     ----------    ----------
                                                      1,657,660     l,593,718
           Accumulated amortization                    (230,333)     (119,933)
                                                     ----------    ----------
                                                      1,427,327     1,473,785
           Unamortized debt issue costs                 223,231            -
                                                     ----------    ---------

                                                  $   1,650,558     1,473,785
                                                      =========     =========







                                                                   (Continued)
                                         36

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Other assets at December 31, 1996 and 1995 consist of the following:

                                                          1996      1995
                                                          ----      ----

           Contract deposits                      $       35,000      -
           Investment in joint venture                   291,727      -
                                                         -------   ---------

                                                  $      326,727      -
                                                         =======   =========

       The investment in joint venture represents a 27% interest in a joint venture to develop and construct a 93-room County Hearth Inn in Mason, Ohio. The property is expected to commence operations in May 1997.

(8)    Notes Payable
       -------------

       Notes payable at December 31, 1996 and 1995 consist of the following:

                                                          1996         1995
                                                          ----         ----

           Trilon note payable                        $         -      3,201,871
           First mortgage note payable (Daytona)         2,108,868     2,129,228
           First mortgage note payable (Texas)           2,355,362     2,400,000
           Industrial revenue bond payable (Orlando)            -      4,400,000
           First mortgage note payable (Orlando)         4,593,580            -
           First mortgage note payable (Atlanta)         2,170,713            -
           Industrial revenue bond payable (Miami)              -      5,123,149
           Capital leases (Miami)                               -         16,894
           Tax note payable (Miami)                             -        513,701
           First mortgage note payable (Dalton)          1,046,148            -
           Purchase money note payable (Dalton)             70,000            -
           Wrapped mortgage note payable                    74,288       135,466
           Promissory notes payable                             -        133,333
                                                        ----------    ----------
                                                        12,418,959    18,053,642
           Less current portions                           337,567     4,168,912
                                                        ----------    ----------

           Noncurrent portions of notes payable       $ 12,081,392    13,884,730
                                                        ==========    ==========

       The Trilon note payable bore interest at 10% and was secured by restricted cash, hotel properties, and notes receivable with an aggregate net book value of approximately $7,000,000 as of December 31, 1995. The Trilon note payable was fully paid and satisfied in November 1996. Proceeds from notes receivable and the Orlando refinancing (see below) were used to retire the debt.

       The Daytona first mortgage note payable is secured by the Daytona hotel property. The note bears interest at 8% and requires monthly payments of $15,850 until April 15, 1999 at which time the then remaining balance is due and payable.
                                                                   (Continued)
                                         37

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The Texas first mortgage note payable is secured by the three southeastern Texas hotel properties. The note bears interest at 9.056% and requires monthly payments of $21,680 until December 7, 2000 at which time the interest rate and payment amount may be adjusted. The entire unpaid balance is due and payable on December 7, 2002.

       The partnership which owns the Orlando hotel property was obligated on an industrial revenue bond (Orlando IRB) with a December 31, 1995 balance of $4,400,000, which was collateralized by the Orlando hotel property and certain restricted cash. The Orlando IRB bore interest at a floating tax-exempt rate and also required the payment of certain credit enhancement fees. The average effective borrowing rate on the Orlando IRB, including enhancement during 1995, was approximately 6.5%.

       The Orlando IRB was paid off in November 1996 with proceeds from a new $4,600,000 first mortgage note payable. The new note is secured by the Orlando hotel property, bears interest at 9.55%, and requires monthly payments of $43,028 until December 11, 2016 at which time the then remaining balance is due and payable.

       The Atlanta first mortgage note payable is secured by the Atlanta hotel property, bears interest at 9.5%, and requires monthly payments of $20,350 until August 11, 2006.

       The Company acquired the Miami hotel subject to an industrial revenue bond (Miami IRB) and a tax note payable. The Miami IRB, which was collateralized by the Miami hotel property and certain restricted cash, had a principal due balance of $4,075,000 along with deferred interest which had accrued on the debt totaling $1,048,149. The Miami IRB bore interest at 11.315%. The tax note related to delinquent property taxes of the former owner having an original principal amount of $625,638 bearing interest at 9%. The Company also assumed ownership of various miscellaneous capital leases on property at the Miami hotel. All of the debt relating to the Miami hotel was fully paid and satisfied upon the sale of the hotel by the Company in December 1996 (note 6).

       The Dalton first mortgage note payable is secured by the Dalton hotel property, bears interest at 9.15%, and requires monthly payments of $9,549 until September 1, 2001 at which time the then remaining balance is due and payable.

       The purchase money note bears interest at 10% and is due in one lump-sum payment of principal and interest on August 30, 1997.

       The wrapped mortgage note payable represents a note collateralized by a property on which the Company holds a wrap-around mortgage note receivable with an aggregate book value of approximately $215,000 and $347,000 at December 31, 1996 and 1995, respectively. The note bears interest at 11% and requires monthly payments of $6,088 until February 1, 1998.

       The promissory notes payable were incurred by the Company in connection with the purchase of the Country Hearth Inn trademark and franchise rights in May 1994. Originally, there were three notes, each with principal balances of $66,667 bearing interest at 8%. One such note was paid off in 1995 and the remaining two were paid off in 1996.

                                                                   (Continued)
                                         3

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The combined aggregate amount of maturities for all notes payable for each of the next five years and thereafter is as follows:

                                                                    Minimum
           Year ending December 31,                                 amount
           ------------------------                                 ------

                    1997                                         $     337,567
                    1998                                               242,072
                    1999                                             2,290,337
                    2000                                               248,148
                    2001                                             1,202,092
                    Thereafter                                       8,098,743
                                                                 -------------

                                                                 $  12,418,959
                                                                 =============

       Except for the purchase money note and the Texas first mortgage note, all notes payable are nonrecourse and the Company is not a guarantor or otherwise contingently liable on any other indebtedness.

       The Texas first mortgage note is guaranteed by the Company, contains certain minimum net worth requirements, and requires the maintenance of certain debt to equity ratios.

       The Orlando first mortgage note requires approximately $200,000 of capital expenditures in 1997.

 (9)   Other Income
       ------------

       Other income primarily consists of favorable settlements of Days Bankruptcy claims and changes in estimates of allowed amounts of remaining unsettled claims (note 3). Other income in 1995 includes a $1,200,000 gain resulting from the favorable settlement of a claim asserted by Glenstone Lodge. Management considers remaining reserves to be adequate for all future allowed claims.

       Other income also includes $831,468 in 1996 and $153,681 in 1995 relating to collections on impaired loans (note 5).


















                                                                   (Continued)
                                         39

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10)   Income Taxes
       ------------

       The Company recognized no current or deferred, Federal or state, income tax expense for the years ended December 31, 1996 and 1995. Total income tax expense recognized differs from the amount computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

                                                                     1996           1995
                                                                     ----           ----
           Computed "expected" tax expense                       $   618,000         840,000
           Increase (reduction) in income taxes resulting from:
               State taxes, net of Federal tax benefit                39,000          (9,000)
               Income not subject to taxation                       (282,000)       (915,000)
               Change in valuation allowance for deferred
                 tax assets                                         (375,000)         84,000
                                                                     -------      ----------

                                                                 $        -               -
                                                                   =========      =========

       At December 31, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $23 million which is available to offset future taxable income, if any, through 2010.

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1996 and 1995 are presented below:

                                                                      1996              1995
                                                                      ----              ----
         Deferred tax assets:
             Notes receivable allowances                          $   490,000          810,000
             IRB discount                                             155,000          175,000
             Net operating loss carryforwards                       6,595,000        6,535,000
             Effect of state income taxes                             360,000          400,000
             Other, net                                                26,000           26,000
                                                                    ---------        ---------
                  Total deferred tax assets                         7,626,000        7,946,000

             Less valuation allowance                               3,511,000        3,886,000
                                                                    ---------        ---------

                  Net deferred tax assets                           4,115,000        4,060,000

         Deferred tax liabilities - Partnership losses              4,115,000        4,060,000
                                                                    ---------        ---------

                  Net deferred taxes                              $        -                -
                                                                    =========        =========

                                                                   (Continued)
                                           4

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The valuation allowance for deferred tax assets as of December 31, 1996 and 1995 was $3,511,000 and $3,886,000, respectively. The net change in the total valuation allowance for the year ended December 31, 1996 was a decrease of $375,000 and for year ended December 31, 1995 was an increase of $84,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the Company during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in determining the valuation allowance.

(11)   Stock Option Plan
       -----------------

       The Company's 1995 Stock Option Plan (the Option Plan) was adopted on April 17, 1995 and approved at the Company's Annual Meeting of Shareholders on May 25, 1995. The Option Plan authorized the issuance of options for up to 170,000 shares of the Company's common stock. Granted options vest one-third immediately, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date. The exercise price for all options represents the fair value of the common stock at the grant date. All options terminate five years after vesting, or earlier under certain conditions.

       The following stock option activity during the periods is as follows:

                                               Number          Weighted-average
                                              of shares         exercise price
                                              ---------         --------------

             Balance at December 31, 1994           -           $   -
               Granted                         110,000             3.44
                                               -------             ----
             Balance at December 31, 1995      110,000             3.44

               Granted                          56,000             5.69
               Exercised                       (10,000)            3.44
                                               -------             ----

             Balance December 31, 1996         156,000          $  4.25
                                               =======             ====

       The pro forma and fair value disclosures required by SFAS 123 are not provided herein due to their immaterial effect resulting from the immaterial options granted and outstanding.

(12)   Related Party Transactions
       --------------------------

       Following the Days Bankruptcy, a trust was created (the Creditors' Trust) to pursue certain claims for the benefit of unsecured creditors. The Company acts as trustee for the Creditors' Trust. The Company was reimbursed $100,000 and $60,000 in 1996 and 1995, respectively, for expenses incurred related to the Creditors' Trust. Other operating and administrative expenses in the accompanying 1996 and 1995 consolidated statements of income are presented net of such amounts, respectively.

                                                                   (Continued)
                                           41

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The three outside directors of the Company received consulting fees of $20,000 each in 1995 for services provided to the Creditors' Trust. Similarly, the Company's president and chief executive officer received $30,000.

       The Company performed accounting and tax services for DIMT. Other income in 1996 and 1995 includes $31,025 and $75,200, respectively, for the performance of such services. A portion of the 1995 amount was paid with 3,135 shares of the Company's common stock.

       The Chairman of the Company's board of directors was a partner in the law firm of Berlack, Israels, & Liberman (Berlack) during a portion of 1995. Berlack has provided legal services to the Company and the Creditors' Trust. Fees and expenses incurred by the Company and the Creditors' Trust to Berlack are as follows:

                                                    1996             1995
                                                    ----             ----

       Incurred by the Company                  $        -          97,191
                                                  =========        =======

       Incurred by the Creditors' Trust         $ 1,280,640        476,227
                                                  =========        =======

       During 1995, the Company's chairman affiliated with the law firm of Rosenman & Colin. The Creditors' Trust paid such law firm $82,203 for services and expenses incurred in 1995.

(13)   Subsequent Events
       -----------------

       On March 12, 1997, the Company entered into an agreement to acquire Hatfield Inns LLC, a closely held owner and operator of eight hotels in Kentucky and Missouri. The transaction, if consummated, would include the assumption of approximately $7,000,000 in debt and the issuance of $3,000,000 in convertible preferred shares of Company stock. The Company intends to convert the hotels to Country Hearth Inns.

       On March 13, 1997, the Company entered into an agreement to acquire Lodgekeeper Group, Inc., a closely held concern that manages 24 hotels in Ohio, Indiana, and Michigan. Lodgekeeper operates 18 hotels under long-term leases, holds management contracts on five Country Hearth Inns, and owns one independent hotel, among other assets. The transaction, if consummated, would require the payment of approximately $850,000 in cash and approximately $850,000 in Company common stock along with the assumption of approximately $4,000,000 in debt. If the transaction is consummated, the Company would evaluate each property acquired for possible conversion to a Country Hearth Inn.

       Both agreements are subject to significant due diligence and other contingencies. The authorization to issue preferred shares of the Company is subject to shareholder approval.

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

      The directors and executive officers of the Company are as follows:

                                                                   Year Joined
Name                 Age         Position                          The Company
----                 ---         --------                          -----------

Robert M. Miller     45          Chairman of the Board of Directors    1992

Douglas C. Collins   44          Director                              1992
                                 President, Chief Executive
                                  Officer and Treasurer

William K. Stern     70          Director                              1992

Leon M. Wagner       44          Director                              1994

Robert B. Lee        42          Senior Vice President, Chief          1992
                                  Financial Officer and Secretary

Gregory C. Plank     51          President - BAC Franchising, Inc.     1996

      ROBERT M. MILLER. Mr. Miller, the chairman of the board of directors of the Company, was a partner in the law firm of Berlack, Israels & Liberman from 1984 to 1995. Mr. Miller's practice involved corporate restructuring and reorganization, both in and out of bankruptcy. Mr. Miller has been involved in numerous reorganizations (including R.H. Macy & Co., Inc., Zale Corporation, Integrated Resources, Inc., Insilco Corporation and First City Industries). In 1995, Mr. Miller affiliated with the law firm of Rosenman & Colin. In November 1996, Mr. Miller founded Cakewalk LLC, which owns various independent music labels.

      DOUGLAS C. COLLINS. Mr. Collins became President and Chief Executive Officer of the Company in December 1992. Prior to joining the Company, Mr. Collins served as President of Days Inns from February 1992 through September 1992 and Director of Days Inns from September 1992 through November 1992. Mr. Collins served as Senior Vice President and Chief Financial Officer of Days Inns from August 1990 through February 1992, after serving as President of Imperial Hotels Corporation, a hotel chain owner and operator, from April 1988 until May 1990. Mr. Collins joined Imperial Hotels Corporation in August 1980, serving as Vice President of Finance and Development from June 1984 to April 1988.

      WILLIAM K. STERN. Mr. Stern, a director of the Company, has over forty years of experience in the hospitality industry. He had served as Vice President of Loews Hotels since 1969 and as President of Loews Representation International, Inc. ("LRI"), a separate division of Loews Hotels, since 1972. In 1987, Mr. Stern established "The Grande Collection of Hotels," a deluxe division of LRI. Mr. Stern also served as the Chief Executive Officer of the Grande Collection division. Mr. Stern has been the owner of Stern Services International, a hotel consulting company, since 1992.

      LEON M. WAGNER. Mr. Wagner, a director of the Company, is Managing Director of CIBC Wood Gundy Securities Corp., a registered broker-dealer. Prior to joining CIBC in 1995, Mr. Wagner was the Vice Chairman of Argosy Securities Group ("Argosy"). Argosy was an investment firm and a registered broker-dealer. Mr. Wagner became a director of the Company on June 27, 1994. Prior to joining Argosy, Mr. Wagner was a partner in Dabney/Resnick and Wagner, a Los Angeles based firm specializing in high yield securities. Between 1986 and 1990 Mr. Wagner was a Senior Vice President in the High Yield and Convertible Bond Department at Drexel Burnham Lambert where he participated in the structuring, issuance and trading of many debt and equity securities.

      ROBERT B. LEE. Mr. Lee became Secretary of the Company in December 1992 and became Vice President and Chief Financial Officer in July 1993. Mr. Lee was named Senior Vice President of Buckhead in May 1996. Prior to joining the Company, Mr. Lee served as the Corporate Controller of Days Inns from October 1990 until December 1992. He functioned in numerous capacities up to senior manager in the accounting and audit practice of KPMG Peat Marwick from December 1979 to October 1990.

      GREGORY C. PLANK. Mr. Plank became President of BAC Franchising, Inc., the Company's Country Hearth Inn franchising subsidiary, in May 1996. From 1991 to 1996, Mr. Plank served as Executive Vice President of Forte Hotels, Inc. overseeing Travelodge and Thriftlodge in North and South America. Mr. Plank previously served as Vice President of Marketing for Ramada and has held Vice President positions in development and operations for Sheraton Inns, Hawthorn Suites, and independent developers.




      The members of the Company's Board of Directors are elected annually to serve one year terms. The holders of Common Stock will elect a new Board of Directors at the next annual meeting, which is scheduled to occur on or about Wednesday, May 28, 1997.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
----------------------------------------

        None


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

Based solely on its review of copies of forms received by it pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from certain reporting persons, the Company believes that during 1996 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE
--------------------------

      The following table sets forth the compensation paid by the Company to the named executive officers for the years ended December 31, 1996, 1995 and 1994.


                                                           Long Term
                                                         Compensation
                                                              Awards
                                    Annual Compensation   Securities      All Other
Name and                                 Salary     Bonus  Underlying     Compensa-
Principal Position         Year       ($)            ($)     Options (#) tion  ($)
------------------         -------------------------------------------------------
Douglas C. Collins         1996        $235,000   72,000   7,000 (b)      $4,750(c)
Chief Executive Officer    1995         210,000   82,500  30,000 (b)       4,620(c)
                           1994         200,000   30,000                   4,620(c)

Robert B. Lee              1996          98,600   22,292   4,000 (b)       3,022(c)
Chief Financial Officer    1995          88,800   17,760  10,000 (b)       2,664(c)
                           1994          84,500   10,000                   2,362(c)

Gregory C. Plank           1996 (a)      81,000   24,111  15,000 (b)      35,312(d)
President - Franchising



  (a) Mr. Plank's employment with the Company began on May 20, 1996.

  (b) See "OPTION GRANTS TABLE."

  (c) Employer's portion of 401(k) contribution.

  (d) Relocation allowance.

OPTION GRANTS TABLE
-------------------

      The following table sets forth the number of shares of Common Stock underlying options granted to the named executive officers during the year ended December 31, 1996.


                       Number of       Percent of
                       Shares of            Total
                       Common Stock       Options
                       Underlying      Granted to      Exercise
                       Options          Employees         Price       Expiration
Name                   Granted (#) in Fiscal 1996    ($/Share)          Date (e)
----                   ----------- -------------- -------------         --------
Douglas C. Collins     2,333                5.83%    $ 5.38 (d)   April 26, 2001
                       2,333                5.83%    $ 5.38 (d)   April 26, 2002
                       2,334                5.84%    $ 5.38 (d)   April 26, 2003

Robert B. Lee          1,333                3.33%    $ 5.38 (d)   April 26, 2001
                       1,333                3.33%    $ 5.38 (d)   April 26, 2002
                       1,334                3.34%    $ 5.38 (d)   April 26, 2003

Gregory C. Plank       5,000               12.50%    $ 6.25 (d) October 20, 2001
                       5,000               12.50%    $ 6.25 (d) October 20, 2002
                       5,000               12.50%    $ 6.25 (d) October 20, 2003



(d) The exercise price was fixed as the market price at the date of grant.

(e) The options expire five years after the date they become vested.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE
------------------------------------------------------------------

       The following table sets forth the number and fiscal year-end value of unexercised options granted to the named executive officers as of December 31, 1996.

                                        Number of
                                        Shares of
                                     Common Stock                    Value of
                                       Underlying                 Unexercised
                                      Unexercised                In-the-Money
                                       Options at                  Options at
                                        FY-End(#)                   FY-End($)

                                     Exercisable/                Exercisable/
       Name                         Unexercisable               Unexercisable
       ----                         -------------               -------------

       Douglas C. Collins                 22,333/                    $52,646/
                                          14,667                      28,494

       Robert B. Lee                       7,999/                    $17,891/
                                            6001                      10,189

       Gregory C. Plank                    5,000/                      -
                                          10,000                       -


       No options were exercised by the named executive officers during 1996.



COMPENSATION OF DIRECTORS
-------------------------

      Mr. Miller, the chairman of the board of directors of the Company, receives annual fees of $62,000 and $750 per attendance at board of directors meetings.

      Each of the Company's other outside directors, Mr. Stern and Mr. Wagner, receive an annual fee of $12,000 and $750 per attendance at board of directors meetings.


      Stern Services International, a company owned by Mr. Stern, received $2,000 in 1996 for consulting services performed for the Company.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
--------------------------------------------------------------------------------
ARRANGEMENTS
------------

       DOUGLAS C. COLLINS. The Company has entered into an employment contract with Mr. Collins for a term which expires in July 1999. If the contract is terminated by the Company (1) prior to the end of its term, (2) other than for cause, and (3) within twelve months following a change-in-control (generally, acquisition of control of over 50% of the Common Stock or a change in a majority of the board of directors), Mr. Collins shall be entitled to the greater of (x) his annual base salary payable through the end of his employment term and (y) one-half of his base salary for the rest of the year in which such termination occurs. If such event occurred as of January 1, 1997, Mr. Collins would be entitled to a payment of $587,500.

       If Mr. Collins terminates his contract (1) between 90 and 120 days following a change- in-control or (2) within 30 days following any demotion, diminution of responsibility or pay or forced relocation occurring within twelve months of a change-in-control, he shall be entitled to the lesser of (x) his annual base salary through the end of his employment term, and (y) one-half of his base salary for the year in which such termination occurs. If such event occurred as of January 1, 1997, Mr. Collins would be entitled to a payment of $117,500.

       If Mr. Collins' employment is otherwise terminated without cause before the expiration of his employment term, the Company must pay him an amount equal to his annual base salary for the year in which such termination occurs. If such event occurred as of January 1, 1997, Mr. Collins would be entitled to a payment of $235,000.

       ROBERT B. LEE. The Company has entered into an employment contract with Mr. Lee for a term which expires in July 1999. If the contract is terminated by the Company (1) prior to the end of its term, (2) other than for cause, and (3) within twelve months following a change-in-control (generally, acquisition of control of over 50% of the Common Stock or a change in a majority of the board of directors), Mr. Lee shall be entitled to the greater of (x) his annual base salary payable through the end of his employment term and (y) one-half of his base salary for the rest of the year in which such termination occurs. If such event occurred as of January 1, 1997, Mr. Lee would be entitled to a payment of $262,500.

       If Mr. Lee terminates his contract (1) between 90 and 120 days following a change-in- control or (2) within 30 days following any demotion, diminution of responsibility or pay or forced relocation occurring within twelve months of a change-in-control, he shall be entitled to the lesser of (x) his annual base salary through the end of his employment term, and (y) one-half of his base salary for the year in which such termination occurs. If such event occurred as of January 1, 1997, Mr. Lee would be entitled to a payment of $52,500.

       If Mr. Lee's employment is otherwise terminated without cause before the expiration of his employment term, the Company must pay him an amount equal to his annual base salary for the year in which such termination occurs. If such event occurred as of January 1, 1997, Mr. Lee would be entitled to a payment of $105,000.

       GREGORY C. PLANK. The Company has entered into an employment contract with Mr. Plank for a term which expires in April 1999. If the contract is terminated by the Company (1) prior to the end of its term, (2) other than for cause, and (3) within twelve months following a change-in-control (generally, acquisition of control of over 50% of the Common Stock or a change in a majority of the board of directors), Mr. Plank shall be entitled to the greater of (x) his annual base salary payable through the end of his employment term and (y) one-half of his base salary for the rest of the year in which such termination occurs. If such event occurred as of January 1, 1997, Mr. Plank would be entitled to a payment of $427,200.

       If Mr. Plank terminates his contract (1) between 90 and 120 days following a change- in-control or (2) within 30 days following any demotion, diminution of responsibility or pay or forced relocation occurring within twelve months of a change-in-control, he shall be entitled to the lesser of (x) his annual base salary through the end of his employment term, and (y) one-half of his base salary for the year in which such termination occurs. If such event occurred as of January 1, 1997, Mr. Plank would be entitled to a payment of $80,000.

       If Mr. Plank's employment is otherwise terminated without cause before the expiration of his employment term, the Company must pay him an amount equal to his annual base salary for the year in which such termination occurs. If such event occurred as of January 1, 1997, Mr. Plank would be entitled to a payment of $160,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-----------------------------------------------

       The following table sets forth information as of February 28, 1997 with respect to the beneficial ownership of shares of the Common Stock held by beneficial owners of more than 5% of the Common Stock. The information set forth below is based upon the Company's stock records and information obtained by the Company from the persons named below. Unless otherwise indicated, each person has sole voting and investment power with respect to such shares.

         Name and Address                 Amount and Nature of         Percent
      of Beneficial Ownership             Beneficial Ownership         of Class
      -----------------------             --------------------         --------

      NY Motel Enterprises                   103,700 -  Direct           5.86%
      440 West 57th Street
      New York, NY   10019

      Leon M. & Marsha C. Wagner             116,025 -  (a)              6.47%
      1325 Avenue of the Americas
      22nd Floor
      New York, NY 10019

      Heartland Advisors, Inc.               183,000 -  Investment      10.33%
      790 North Milwaukee Street                        Advisor
      Milwaukee, WI 53202

      Hotel-Motel Management Corporation     210,200 -  Direct          11.87%
      3485 N. Desert Drive - Suite 106
      Building 2
      East Point, GA  30344

      Tower Investment Group, Inc.           264,531 -  Investment      14.94%
      Suite 270                                         Advisor
      777 South Harbour Island Boulevard
      Tampa, FL 33602


(a) Mr. Wagner holds 13,299 shares directly and Ms. Wagner, his spouse, holds 12,082 shares directly. They share investment and voting power with respect to 67,311 shares. Mr. Wagner also has the right to acquire an additional 23,333 shares within the next 60 days pursuant to an option agreement.

SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------

      The following table sets forth, as of February 28, 1997, all beneficial holdings of outstanding Common Stock by the directors and the named executive officers of the Company and all directors and executive officers as a group. The information set forth below is based upon the Company's stock records and information obtained by the Company from the persons named below. Unless otherwise indicated, each person has sole voting and investment power with respect to such shares.

           Name of                      Amount and Nature of         Percent
      Beneficial Holder                 Beneficial Ownership         of Class
      -----------------                 --------------------         --------

      Robert M. Miller                    45,255 - (a)                2.39 %
      Douglas C. Collins                  53,274 - (b)                2.81 %
      William K. Stern                    33,333 - (c)                1.76 %
      Leon M. Wagner                      103,943 - (d)               5.49 %
      Robert B. Lee                       26,474 - (e)                1.40 %
      Gregory C. Plank                    7,000 - (f)                  0.4 %
      Directors and Officers              262,771 - (a-f)            13.87 %
      as a group (6 persons)

      (a) Mr. Miller holds 21,255 shares directly and has the right to acquire 24,000 additional shares within the next 60 days pursuant to an option agreement.
      (b) Mr. Collins holds 12,100 shares directly and holds 6,508 shares indirectly through DC Hospitality, Inc., which is 85% owned by Mr. Collins and 15% owned by Mr. Lee. Mr. Collins also has the right to acquire an additional 34,666 shares within the next 60 days pursuant to an option agreement
      (c) Mr. Stern holds 10,000 shares directly and has the right to acquire 23,333 additional shares within the next 60 days pursuant to an option agreement.
      (d) Mr. Wagner holds 13,299 shares directly and shares voting and investment power of 67,311 shares held jointly with his spouse. Mr. Wagner also has the right to acquire an additional 23,333 shares within the next 60 days pursuant to an option agreement. (Excludes 12,082 shares held by his spouse, as to which Mr. Wagner disclaims beneficial ownership.)
      (e) Mr. Lee holds 7,300 shares directly and holds 6,508 shares indirectly through DC Hospitality, Inc., which is 15% owned by Mr. Lee and 85% owned by Mr. Collins. Mr. Lee also has the right to acquire an additional 12,666 shares within the next 60 days pursuant to an option agreement.
      (f) Mr. Plank holds 2,000 shares directly and has the right to acquire 5,000 additional shares within the next 60 days pursuant to an option agreement.


      The address of each director and executive officer is in care of the Company, Suite 200, 4243 Dunwoody Club Drive, Atlanta, Georgia 30350.

CHANGES IN CONTROL
------------------

      To the best of the Company's knowledge, there are no arrangements which may result in a change of control.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


      Robert M. Miller, the chairman of the board of directors of the Company, was a partner in the law firm of Berlack, Israels & Liberman ("Berlack") during a portion of 1995. Berlack has been engaged by the Company to provide general corporate legal services. For services provided to the Company in 1995, Berlack received fees of $97,191.

      Berlack also provides legal services to Buckhead Creditors' Trust, a trust which is beneficially owned by certain former creditors of Old Buckhead and created to pursue certain claims against the former owners of Old Buckhead. The Company acts as the trustee for Buckhead Creditors' Trust. During 1995 and 1996, Berlack billed aggregate fees and expenses to Buckhead Creditors' Trust of $476,227 and $1,280,640, respectively.

      During 1995, Mr. Miller affiliated with the law firm of Rosenman & Colin. Buckhead Creditors' Trust paid such law firm $82,203 for services and expenses incurred in 1995.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   INDEX TO EXHIBITS
      -----------------

   Exhibit     Description                                                Page
   -------     -----------                                                ----

   2(a)        Closing Agreement dated May 15, 1995 between               ***
               Heritage Inn Associates, Ltd. and
               BLM EB, Inc.

   2(b)        Agreement for Purchase and Sale of Hotel between           ****
               Buckhead and ALH Properties No. One, Inc.

   2(c)        Agreement for Purchase and Sale of Hotel between           ****
               Buckhead and ALH Properties No. Two, Inc.

    3(i)       Articles of Incorporation                                  *

    3(i)(a)    Certificate of Amendment of Certificate of Incorporation   **

    3(ii)      By-Laws - Amended and Restated as of June 27, 1994         **

    4(ii)      Mortgage Note Payable dated as of November 7. 1996         58
               made by Heritage Inn Associates, LP as maker, to Bloomfield Acceptance Company, LLC

   10(ii)(a)   Employment Agreement dated as of June 30, 1993             *
               between the Company and Douglas C. Collins

   10(ii)(b)   Amendment to Douglas C. Collins Employment Agreement       #

   10(ii)(c)   Employment Agreement dated as of June 30, 1993             #
               between the Company and Robert B. Lee

   10(ii)(d)   Amendment to Robert B. Lee Employment Agreement            #

   10(ii)(e)   Employment Agreement dated as of April 29, 1996            65
               between the Company and Gregory C. Plank

   10(ii)(f)   1995 Stock Option Plan                                     *****

   21          Subsidiaries of the Company                                75

   23          Accountants' Consent                                       76

   27          Financial Data Schedule (Electronic filing only)

   * Previously filed as an Exhibit to the Registrant's Registration Statement on Form 10-SB which became effective on November 22, 1993 and incorporated herein by reference.

   **          Previously filed as the same Exhibit number to the  Registrant's
               December  31, 1994  Form  10-KSB  and  incorporated   herein  by
               reference.

   *** Previously filed as an Exhibit to the Registrant's May 15, 1995 Form 8-K and incorporated herein by reference.

   **** Previously filed as an Exhibit to the Registrant's December 7, 1995 Form 8-K and incorporated herein by reference.

   ***** Previously filed as Appendix A to the Registrant's Definitive Proxy Statement dated April 25, 1995 and incorporated herein by reference.


   # Previously filed as an Exhibit to the Registrant's December 31, 1995 Form 10-KSB and incorporated herein by reference.

(b)              REPORTS ON FORM 8-K.
                 --------------------

   The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) BUCKHEAD AMERICA CORPORATION
             ----------------------------

By: (Signature and Title):


         /s/ Douglas C. Collins             By:    /s/ Robert B. Lee
        ----------------------------              ------------------------------
        Douglas C. Collins                        Robert B. Lee
        President &                               Senior Vice President & Chief
        Chief Executive Officer                   Financial & Accounting Officer



Date:   March 31 , 1997                     Date:  March 31 , 1997
             ----                                       ----


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title)                                    Date


 /s/ Douglas C. Collins                                      March   31  , 1997
---------------------------                                        ------
Douglas C. Collins
Director


 /s/ Robert M. Miller                                        March    31 , 1997
---------------------------                                        ------
Robert M. Miller
Director


 /s/ William K. Stern                                        March    31  , 1997
---------------------------                                        -------
William K. Stern
Director


 /s/ Leon M. Wagner                                          March    31  , 1997
---------------------------                                        -------
Leon M. Wagner
Director