Form 10QSB
period 1997-03-31
BUCKHEAD AMERICA CORP
filed 1997-05-15
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended         MARCH 31, 1997
                                               ---------------------------------
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

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 1997

           Common stock, par value $.01 - 1,771,127 shares outstanding
           -----------------------------------------------------------

    Transitional Small Business Disclosure Format (Check one):
Yes       No  X
    ---      ---
                                        1

                           PART I - FINANCIAL INFORMATION


                            BUCKHEAD AMERICA CORPORATION
                                  AND SUBSIDIARIES

                   Condensed Consolidated Financial Statements

                               March 31, 1997 and 1996

                                     (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                 March 31, 1997
                                   (Unaudited)

                                     Assets
                                     ------

Current assets:
      Cash and cash equivalents, including
       restricted cash of $284,637                                 $  1,878,401
      Short-term investments                                          2,649,005
      Current portions of notes receivable                              731,143
      Other current assets                                              666,317
                                                                   ------------
            Total current assets                                      5,924,866

Noncurrent portions of notes receivable                                 398,703
Property and equipment, at cost, net of
      accumulated depreciation                                       19,084,452
Other assets                                                          2,103,557
                                                                   ------------
            Total assets                                           $ 27,511,578
                                                                   ============

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
      Accounts payable and accrued expenses                        $    751,394
      Current portions of notes payable                                 330,271
                                                                   ------------
            Total current liabilities                                 1,081,665

Noncurrent portions of notes payable                                 12,019,991
                                                                   ------------
            Total liabilities                                        13,101,656
                                                                   ------------
Minority interest in partnership                                        666,674

Shareholders' equity:
      Common stock; par value $.01; 3,000,000
       shares authorized; 1,817,977 shares issued
       and 1,771,127 shares outstanding                                  18,180
      Additional paid-in capital                                      6,288,574
      Retained earnings                                               7,826,315
      Treasury stock (46,850 shares)                                   (389,821)
                                                                   ------------
         Total shareholders' equity                                  13,743,248
                                                                   ------------
         Total liabilities and shareholders' equity                $ 27,511,578
                                                                   ============


See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                   Three Months ended March 31, 1997 and 1996
                                   (Unaudited)


                                                          1997           1996
                                                       ----------     ----------

Revenues:
   Hotel revenues                                      $2,288,172      2,880,764

   Interest income:
     Notes receivable                                      19,555         88,570
     Investments                                          543,024        121,456
                                                       ----------     ----------
          Total interest income                           562,579        210,026
                                                       ----------     ----------


   Other income                                           954,677        356,461
                                                       ----------     ----------

           Total revenues                               3,805,428      3,447,251
                                                       ----------     ----------

Expenses:
   Hotel operations                                     1,632,260      1,890,179
   Depreciation and amortization                          190,300        237,100
   Other operating and administrative                     611,578        434,853
   Interest                                               257,048        382,014
                                                       ----------     ----------

          Total operating, administrative,
           and interest expenses                        2,691,186      2,944,146
                                                       ----------     ----------

          Income before income taxes                    1,114,242        503,105

Provision for income taxes                                   --             --
                                                       ----------     ----------

          Net income                                   $1,114,242        503,105
                                                       ==========     ==========

Net income per common and common
   equivalent share                                         $ .61            .28
                                                            =====            ===

Weighted average number of common
 and common equivalent shares used
 to calculate net income per share                      1,821,994      1,803,212
                                                       ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                        1997            1996
                                                    -----------     -----------

Cash flows from operating activities:
      Net income                                    $ 1,114,242         503,105
      Adjustments to reconcile net income
       to net cash provided by
       operating activities:
      Depreciation and amortization                     190,300         237,100
      Gain on note sale                                (800,000)           --
      Other, net                                       (214,387)       (225,742)
                                                    -----------     -----------

        Net cash provided by
          operating activities                          290,155         514,463
                                                    -----------     -----------

Cash flows from investing activities:
      Note receivable principal receipts                852,660       1,844,645
      Originations of notes receivable                 (250,000)           --
      Hotel assets acquired                                --        (2,965,000)
      Capital expenditures                             (513,855)       (279,448)
      Other, net                                       (233,532)        (37,504)
                                                    -----------     -----------

        Net cash used by
          investing activities                         (144,727)     (1,437,307)
                                                    -----------     -----------

Cash flows from financing activities:
      Repayments of notes payable                       (68,697)     (1,781,050)
      Additional borrowings                                --         2,330,000
                                                    -----------     -----------

        Net cash provided (used) by
          financing activities                          (68,697)        548,950
                                                    -----------     -----------

Net increase (decrease) in cash and
   cash equivalents                                      76,731        (373,894)

Cash and cash equivalents at beginning
   of period                                          1,801,670       3,172,661
                                                    -----------     -----------

Cash and cash equivalents at end of period          $ 1,878,401       2,798,767
                                                    ===========     ===========


See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             March 31, 1997 and 1996
                                   (Unaudited)



      (1)   Basis of Presentation
            ---------------------

            The  accompanying   unaudited   condensed   consolidated   financial
            statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year or any other interim period. For further information, see the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996.


      (2)   Subsequent Event
            ----------------

            On May 8, 1997, the Company completed its acquisition of Lodgekeeper Group Inc. of Prospect, Ohio ("Lodgekeeper"). The purchase price totaled approximately $6.5 million consisting primarily of cash of $825,000, approximately 106,000 shares of common stock of the Company, and the assumption of approximately $4.8 million of debt. Lodgekeeper operates 18 hotels under long-term leases, holds management contracts on five Country Hearth Inn hotels and owns one independent hotel, among other assets. The acquisition will be accounted for using the purchase method and Lodgekeeper's results of operations will be included in the Company's subsequent financial statements from the acquisition date.

Item 2.     Management's Discussion and Analysis.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.
-------------------------------------------------------

1996
----

The most significant event affecting the Company's financial condition during the first quarter of 1996 was the acquisition of an 82-room hotel in Atlanta for approximately $3 million. The acquisition was funded by $600,000 cash, issuance of a $230,000 interest free short-term note, and a seller provided $2.1 million (9.5%) first mortgage.

During 1996 and 1997, the Company spent approximately $800,000 in renovations and refurbishments in converting the Atlanta hotel to a Country Hearth Inn. Approximately half of these costs were financed through lease agreements.

Other first quarter 1996 events included the collection of $1.1 million on a first mortgage note receivable which had been pledged to Trilon International. These funds reduced the Company's net obligation to Trilon to approximately $1.5 million. The Trilon obligation was fully satisfied in the fourth quarter of 1996.

The Company also collected in full on a $730,000 short-term note related to the development, conversion, and sale of a hotel property in Lake Park, Georgia. The Company recognized a $130,000 first quarter profit as a result of converting this property to a Country Hearth Inn.

The Company reduced its Orlando IRB obligation $400,000 using funds generated by operations of the Orlando Country Hearth Inn. Such obligation was refinanced in November 1996.


1997
----

The Company completed the renovations of the Atlanta, Georgia Country Hearth Inn in January 1997. The Atlanta hotel was acquired in March 1996 (see above). The Company completed the renovations of the Dalton, Georgia Country Hearth Inn in February 1997 and also completed certain enhancements to the Orlando, Florida
Country Hearth Inn which were required under its debt obligation. Capital expenditures on these three hotels during the first quarter of 1997 aggregated approximately $500,000 and were funded from available cash and restricted funds.

The Company received $800,000 cash from the sale of a mortgage note in February 1997. The Company also received approximately $1.6 million cash from its investment in IRB's which were called in February 1997. The majority of these funds were reinvested in short-term government securities.

In March 1997, the Company announced that it had entered into two separate agreements for the acquisition of hotels, hotel management contracts, and a hotel management business. One agreement provides for the purchase of eight Hatfield Inns located in Kentucky and Missouri (the "Hatfield Agreement"). The Hatfield Agreement, if consummated, would require the assumption of approximately $7 million in debt and the issuance of $3 million of 10% cumulative preferred convertible stock of the Company. The Company intends to convert the properties to Country Hearth Inns; conversion costs are not expected to be significant. The operations of the hotels are expected to service the debt and the preferred stock requirements. The Hatfield Agreement is subject to significant due diligence and other contingencies. The authorization to issue preferred shares of the Company is subject to shareholder approval. Management of the Company provides no assurances that the transaction will be completed or that, if completed, the final terms will be the same as described above.

The second agreement was for the acquisition of Lodgekeeper Group Inc. ("Lodgekeeper"), a closely held concern that manages 24 hotels in Ohio, Indiana, and Michigan. Lodgekeeper operates 18 hotels under long-term leases, holds management contracts on five Country Hearth Inns, and owns one independent hotel, among other assets. The transaction was completed in May 1997 (see note 2 to the accompanying condensed consolidated financial statements).

In February 1997, the Company completed the sale of its investment in Days Inns Mortgage Trust ("DIMT"). The Company collected $100,000 from the sale; the gain for financial reporting purposes had been recognized in 1996. The Company had significant tax purpose net operating loss carryforwards associated with its investment in DIMT. The Company had not recognized the benefits from these tax purpose carryforwards since they were offset by tax purpose gains which would be realized upon the dissolution of DIMT (i.e. these were timing differences between financial and tax reporting). The Company continues to have unrecognized net deferred tax assets of approximately $4 million which will be realized if and to the extent the Company sustains continued profitable operations.



RESULTS OF OPERATIONS
---------------------

First Quarter of 1997 vs. First Quarter of 1996
-----------------------------------------------

Hotel revenues and operating profits before interest and depreciation in the first quarter of 1997 were reduced as a result of the fourth quarter 1996 sale of the Company's Miami hotel. The Miami hotel contributed approximately $160,000 of net income to the Company's 1996 first quarter, but lost approximately $80,000 during the remainder of 1996.

Excluding the impact of the Miami hotel, hotel revenues and operating profits before interest and depreciation increased during the first quarter of 1997. The revenue increase was primarily attributable to the acquisitions of the Atlanta and Dalton hotels. Operating profits from the Orlando and Daytona Florida hotels were comparable to 1996, and were comparatively negligible from the Atlanta and Dalton hotels which just completed renovations. Operating profits from the Company's Texas hotels tripled in the first quarter of 1997 vs. 1996 as they completed their first full year as Country Hearth Inns.

Note receivable interest income continued to decline as a result of decreases in the note receivable portfolio. As previously stated, management intends to shift financial resources to other assets, such as the hotel acquisitions previously discussed. The first quarter of 1997 included investment income of approximately $450,000 as a result of the IRB's which were called. As previously stated, these funds have been reinvested.

Other income in 1996 included the $130,000 gain from the sale of the Lake Park hotel and approximately $110,000 of income from changes in estimates of allowed amounts of "Old Buckhead" claims. Further gains from these sources are not expected. Other income in 1997 included the $800,000 note sale gain previously discussed. Other income also included Country Hearth Inn franchise fees of approximately $108,000 and $92,000 in the first quarters of 1997 and 1996, respectively.

Depreciation and interest expense in 1997 were reduced as a result of the previously discussed Miami hotel sale. Interest expense on each individual debt obligation generally decreased as the principal balances were reduced. Interest expense associated with the Orlando hotel increased as a result of the increased principal balance resulting from its November 1996 refinancing. Proceeds from the refinancing were used to pay off the Trilon obligation. Trilon interest expense in the first quarter of 1996 amounted to $68,000. Interest expense in future periods will increase as a result of the openings of the Atlanta and Dalton hotels. Most of the Company's debt obligations are fixed rate, thus the Company is not susceptible to a large amount of rate risk.

Other operating and administrative expenses increased approximately $175,000 in the first quarter 1997 vs. 1996. These increases result primarily from personnel additions associated with Country Hearth Inn franchising activities and increased sales and marketing efforts. The Company has continued to invest portions of its other income into the expansion of the Country Hearth Inn hotel chain. Management expects to recover such investments from future franchising income.

      The Company's financial condition and results of operations in future periods will be significantly impacted by the Lodgekeeper acquisition and the Hatfield acquisition, if completed. The Company expects to report historical and pro forma financial information relating to its acquisitions, as required, in subsequent filings with the Commission.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index

    Exhibit        Description
    -------        -----------

     2.1* Stock Purchase Agreement dated as of March 7, 1997 amoug the Registrant, The Lodge Keeper Group, Inc. ("LodgeKeeper") and the Stockholders of LodgeKeeper.

     2.2* Agreement of Merger dated as of March 11, 1997 among the Registrant, BLM-RH, Inc., Hatfield Inns, LLC, Guy Hatfield Dorothy Hatfield, and Hatfield Inns Advisors, LLC (Incorporated herein by reference to Appendix B of the Registrant's Preliminary Proxy Statement filed with the Securities and Exchange Commission on April 25, 1997.)

     3(i) Articles of Incorporation (Previously filed as Exhibit 3(i) to the Registrant's Registration Statement on Form 10-SB which became effective on November 22, 1993 and incorporated herein by reference.)

     3(i)(a) Certificate of Amendment of Certificate of Incorporation (Previously filed as Exhibit 3(i)(a) to the Registrant's December 31, 1994 Form 10-KSB and incorporated herein by reference.)

     3(ii) By-Laws - Amended and Restated as of June 27, 1994 (Previously filed as Exhibit 3(ii) to the Registrant's December 31, 1994 Form 10-KSB and incorporated herein by reference.)

     27            Financial Data Schedule

--------------
   * In accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted and the Company undertakes to furnish supplementally a copy of any omitted schedule to the commission upon request.

(b)  Reports on Form 8-K


               The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Buckhead America Corporation
----------------------------
        (Registrant)



Date:    May 14, 1997                /s/ Douglas C. Collins
         --------------              -------------------------------------------
                                     Douglas C. Collins
                                     President and Chief Executive Officer




Date:    May 14, 1997                /s/ Robert B. Lee
         --------------              -------------------------------------------
                                     Robert B. Lee
                                     Senior Vice President and
                                     Chief Financial and Accounting Officer