Form 10KSB/A
period 1996-12-31
BUCKHEAD AMERICA CORP
filed 1997-05-29
CIK 909725

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1
(Mark One)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____
                         Commission file number 0-22132

                          BUCKHEAD AMERICA CORPORATION
                 (Name of small business issuer in its charter)

             DELAWARE                                    58-2023732
    (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

           4243 Dunwoody Club Drive, Suite 200, Atlanta, Georgia 30350
                    (Address of principal executive offices)

Issuer's telephone number.  (770)-393-2662

Securities registered under Section 12(b) of the Exchange Act:

                 None                                 None
        (Title of each class)        (Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:

                          Common stock, par value $.01
                              (Title of Class) $.01

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No .

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

         State issuer's revenues for its most recent fiscal year.  $13,872,805

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of April 30, 1997: $8,202,187

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 1997:
           Common Stock, par value $.01 - 1,771,127 shares outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

         No documents which are required to be listed under this caption are incorporated by reference.

Transitional Small Business Disclosure Format (Check one):  Yes___; No __X__.

         The Registrant hereby amends Part I Item 2 of its Annual Report on Form 10-KSB for the year ended December 31, 1996 as set forth below.

ITEM 2.  DESCRIPTION OF PROPERTY.

CORPORATE OFFICES
_________________

         The Company's corporate headquarters are located at 4243 Dunwoody Club Drive, Suite 200, Atlanta, Georgia. The Company leases approximately 3,600 square feet as its corporate headquarters. The lease term extends through October 1997 at an annual rate of approximately $49,000. The Company believes that such headquarters are adequate for its current needs.

OWNED REAL PROPERTIES
_____________________

         LAND. As of February 28, 1997, the Company owned six parcels of undeveloped and unencumbered land, with an aggregate book value of $215,500. All of such parcels are held for sale.

         The following table sets forth certain information for each of the Company's hotels:

                                                                                                         REVENUE
                                                                          AVERAGE         AVERAGE          PER
                             NO. OF          YEAR          YEAR          OCCUPANCY         DAILY        AVAILABLE         TOTAL
      PROPERTIES              ROOMS         BUILT        ACQUIRED          RATE            RATE           ROOM           REVENUE
------------------------  -------------  ------------  -------------  ---------------  -------------  -------------    -------------
Days Inn
 Daytona, FL                  180            1972         03/1993           46.0%        $ 41.45        $ 19.07        $  1,680,587
Country Hearth Inn
 Orlando, FL(1)               150            1985         05/1995           84.7%          63.12          53.46           3,849,811
Country Hearth Inn
 Freeport, TX                  40            1984         12/1995           47.5%          46.36          22.02             332,363
Country Hearth Inn
 Wharton, TX                   40            1986         12/1995           63.6%          44.67          28.41             432,486
Country Hearth Inn
   Angleton, TX                40            1984         12/1995           63.9%          44.35          28.34             427,329
Country Hearth Inn,
   Atlanta, GA(2)              82            1971         03/1996           46.6%          59.18          27.58             690,522
Country Hearth Inn,
   Dalton, GA(3)               96            1967         08/1996           ----           ----           ----                 ----


--------------------

         (1) As of May 15, 1997, the Company had substantially completed a renovation project of approximately $200,000.
         (2) Converted into a Country Hearth Inn beginning in September, 1996 at a total cost of approximately $800,000. The conversion was completed in January, 1997. Due to the recent renovation, performance of the hotel is expected to be more dependent on future marketing efforts as opposed to historical performance.
         (3) Converted into a Country Hearth Inn during 1996 at a total cost of approximately $650,000. The conversion was completed in February 1997. Due to the recent renovation, performance of the hotel is expected to be more dependent on future marketing efforts as opposed to historical performance.

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

         The market for hotel rooms in Atlanta is extremely competitive due to the multitude of properties in the area. The hotel is positioned as a moderately priced property targeted primarily at business travelers. Prior to and during renovation, the hotel had average room occupancy of 46.6% and an average daily rate of $59.18. Due to the recent renovation, performance of the hotel will be more dependent on future marketing efforts as opposed to historical performance.

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

REAL PROPERTIES PROPOSED TO BE ACQUIRED
_______________________________________

         The Company announced in March 1997 that it had entered into two separate purchase agreements for the acquisition of hotels, hotel management contracts, and a hotel management business--See "Managements Discussion and Analysis of Financial Condition and Results of Operations--FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION."

INVESTMENT POLICIES
___________________

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

   2(c)        Agreement for Purchase and Sale of Hotel between           ****
               Buckhead and ALH Properties No. Two, Inc.

    3(i)       Articles of Incorporation                                  *

    3(i)(a)    Certificate of Amendment of Certificate of Incorporation   **

    3(ii)      By-Laws - Amended and Restated as of June 27, 1994         **

    4(ii)      Mortgage Note Payable dated as of November 7. 1996         +
               made by Heritage Inn Associates, LP as maker, to Bloomfield Acceptance Company, LLC

   10(ii)(a)   Employment Agreement dated as of June 30, 1993             *
               between the Company and Douglas C. Collins

   10(ii)(b)   Amendment to Douglas C. Collins Employment Agreement       #

   10(ii)(c)   Employment Agreement dated as of June 30, 1993             #
               between the Company and Robert B. Lee

   10(ii)(d)   Amendment to Robert B. Lee Employment Agreement            #

   10(ii)(e)   Employment Agreement dated as of April 29, 1996            +
               between the Company and Gregory C. Plank

   10(ii)(f)   1995 Stock Option Plan                                     *****

   21          Subsidiaries of the Company                                +

   23          Accountants' Consent                                       8

   27          Financial Data Schedule (Electronic filing only)           +

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


   +           Previously filed as the same Exhibit number to the  Registrant's
               December  31, 1996  Form  10-KSB  and  incorporated   herein  by
               reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  BUCKHEAD AMERICA CORPORATION

By:   (Signature and Title):


      /s/ Douglas C. Collins                      /s/ Robert B. Lee
      ----------------------------                -----------------------------
      Douglas C. Collins                          Robert B. Lee
      President &                                 Senior Vice President & Chief
      Chief Executive Officer                     Financial & Accounting Officer

      Date:    May 29, 1997                       Date:  May 29, 1997