Form 10QSB/A
period 1997-03-31
BUCKHEAD AMERICA CORP
filed 1997-05-29
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1
(Mark One)

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 1997

           Common stock, par value $.01 - 1,771,127 shares outstanding
           -----------------------------------------------------------

    Transitional Small Business Disclosure Format (Check one):
Yes       No  X
    ---      ---

     The Registrant hereby amends Part I Item 2 of its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 as set forth below.

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

     The second agreement was for the acquisition of Lodgekeeper Group Inc. ("Lodgekeeper"), a closely held concern that manages 24 hotels in Ohio, Indiana, and Michigan. Lodgekeeper operates 18 hotels under long-term leases, holds management contracts on five Country Hearth Inns, and owns one independent hotel, among other assets. The transaction was completed in May 1997 (see note 2 to the accompanying condensed consolidated financial statements). As provided in the stock purchase agreement, the seller carved out certain assets from the sale, and the purchase price was reduced to $6.5 million after adjustments, consisting primarily of cash of $825,000.00, approximately 106,000 unregistered shares of the Company's Common Stock and the assumption of approximately $4.8 million of debt reflected in note 2 to the accompanying condensed consolidated financial statements.

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

     The purchase entries for the Lodgekeeper transaction have not been completed. The purchase entries for the Hatfield transaction will, of course, be conditioned upon the final terms of that transaction, if completed. However, as a result of each transaction individually and in the aggregate, it can be reasonably expected that virtually all categories of assets and liabilities will increase. Specific allocations have not been determined, however, as a result of the Lodgekeeper transaction, total assets are expected to increase by approximately $6 million and long-term debt by $4.8 million. The Hatfield transaction, if completed will result in an increase in total assets of approximately $10 million, most of which is expected to be allocated to property and equipment. Long-term debt will increase by approximately $7 million and shareholders equity by $3 million. Increases in current liabilities are expected to be offset by increases in current assets, and neither transaction, taken together or in the aggregate, is expected to have a material negative impact on the Company's liquidity.

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



Date:    May 29, 1997                /s/ Douglas C. Collins
         --------------              -------------------------------------------
                                     Douglas C. Collins
                                     President and Chief Executive Officer




Date:    May 29, 1997                /s/ Robert B. Lee
         --------------              -------------------------------------------
                                     Robert B. Lee
                                     Senior Vice President and
                                     Chief Financial and Accounting Officer