Form 10QSB
period 1997-06-30
BUCKHEAD AMERICA CORP
filed 1997-08-14
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended         JUNE 30, 1997
                                               ---------------------------------
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:     July 31, 1997
                                                      -----------------

           Common stock, par value $.01 - 1,872,447 shares outstanding
           -----------------------------------------------------------

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

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Consolidated Condensed Financial Statements

                             June 30, 1997 and 1996

                                   (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheet
                                  June 30, 1997
                                   (Unaudited)


                                     Assets
                                     ------

Current assets:
   Cash and cash equivalents, including
    restricted cash of $807,193                                    $  1,764,961
   Short-term investments                                             1,504,806
   Current portions of notes receivable                                 598,681
   Other current assets                                               1,333,712
                                                                   ------------
         Total current assets                                         5,202,160

Noncurrent portions of notes receivable                                 653,754
Property and equipment, at cost, net of
   accumulated depreciation                                          23,700,624
Deferred costs                                                        1,598,941
Long-term investments                                                   744,802
Other assets                                                          2,874,826
                                                                   ------------

         Total assets                                              $ 34,775,107
                                                                   ============

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                           $  2,553,183
   Current portions of notes payable                                  1,016,951
                                                                   ------------
         Total current liabilities                                    3,570,134

Noncurrent portions of notes payable                                 15,992,325
Other liabilities                                                       140,735
                                                                   ------------
         Total liabilities                                           19,703,194
                                                                   ------------

Minority interest in partnership                                        650,338

Shareholders' equity:
   Common stock; par value $.01; 3,000,000
    shares authorized; 1,924,297 shares issued
    and 1,872,447 shares outstanding                                     19,243
   Additional paid-in capital                                         6,978,591
   Retained earnings                                                  7,846,062
   Treasury stock (51,850 shares)                                      (422,321)
                                                                   ------------
         Total shareholders' equity                                  14,421,575
                                                                   ------------

         Total liabilities and shareholders' equity                $ 34,775,107
                                                                   ============



See accompanying notes to consolidated condensed financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Consolidated Condensed Statements of Income
                     Six Months ended June 30, 1997 and 1996
                                   (Unaudited)





                                                             1997           1996
                                                       ----------     ----------
Revenues:
   Hotel revenues                                      $5,714,906      5,318,444
   Interest income                                        676,804        513,843
   Other income                                         1,549,355        863,829
                                                       ----------     ----------
           Total revenues                               7,941,065      6,696,116
                                                       ----------     ----------

Expenses:
   Hotel operations                                     4,287,805      3,787,818
   Depreciation and amortization                          458,544        483,700
   Other operating and administrative                   1,447,185        881,329
   Interest                                               613,542        779,709
                                                       ----------     ----------
          Total operating, administrative,
           and interest expenses                        6,807,076      5,932,556
                                                       ----------     ----------

          Income before income taxes                    1,133,989        763,560

Provision for income taxes                                   --             --
                                                       ----------     ----------

          Net income                                   $1,133,989        763,560
                                                       ==========     ==========



Net income per common and common
   equivalent share                                    $      .61            .42
                                                       ==========     ==========


Weighted average number of common and
   common equivalent shares used to
   calculate net income per share                       1,854,790      1,810,855
                                                        =========      =========



See accompanying notes to consolidated condensed financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Consolidated Condensed Statements of Income
                    Three Months ended June 30, 1997 and 1996
                                   (Unaudited)





                                                             1997           1996
                                                       ----------     ----------
Revenues:
   Hotel revenues                                      $3,426,734      2,437,680
   Interest income                                        114,225        303,817
   Other income                                           594,678        507,368
                                                       ----------     ----------
           Total revenues                               4,135,637      3,248,865
                                                       ----------     ----------

Expenses:
   Hotel operations                                     2,655,545      1,897,639
   Depreciation and amortization                          268,244        246,600
   Other operating and administrative                     835,607        446,476
   Interest                                               356,494        397,695
                                                       ----------     ----------
          Total operating, administrative,
           and interest expenses                        4,115,890      2,988,410
                                                       ----------     ----------

          Income before income taxes                       19,747        260,455

Provision for income taxes                                   --             --
                                                       ----------     ----------

          Net income                                   $   19,747        260,455
                                                       ==========     ==========



Net income per common and common
   equivalent share                                    $      .01            .14
                                                       ==========     ==========

Weighted average number of common and
   common equivalent shares used to
   calculate net income per share                       1,887,585      1,818,497
                                                       ==========     ==========




See accompanying notes to consolidated condensed financial statements.

                                 BUCKHEAD AMERICA CORPORATION
                                       AND SUBSIDIARIES

                       Consolidated Condensed Statements of Cash Flows
                           Six Months Ended June 30, 1997 and 1996
                                         (Unaudited)

                                                           1997            1996
                                                    -----------     -----------

Cash flows from operating activities:
      Net income                                    $ 1,133,989         763,560
      Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
      Depreciation and amortization                     458,544         483,700
      Gain on note sale                                (800,000)           --
      Other, net                                       (912,909)       (485,743)
                                                    -----------     -----------
         Net cash provided (used) by
          operating activities                         (120,376)        761,517
                                                    -----------     -----------

Cash flows from investing activities:
      Note receivable principal receipts                910,958       2,385,647
      Originations of notes receivable                 (320,000)       (282,389)
      Hotel assets acquired                                --        (2,965,000)
      Capital expenditures                             (643,942)       (394,161)
      Other, net                                        331,088         262,880
                                                    -----------     -----------
         Net cash provided (used) by
          investing activities                          278,104        (993,023)
                                                    -----------     -----------

Cash flows from financing activities:
     Repayments of notes payable                       (194,437)     (2,383,342)
      Additional borrowings                                --         2,330,000
      Other, net                                           --            34,400
                                                    -----------     -----------
         Net cash provided (used) by
          financing activities                         (194,437)        (18,942)
                                                    -----------     -----------


Net increase (decrease) in cash and
   cash equivalents                                     (36,709)       (250,448)

Cash and cash equivalents at beginning
   of period                                          1,801,670       3,172,661
                                                    -----------     -----------

Cash and cash equivalents at end of period          $ 1,764,961       2,922,213
                                                    ===========     ===========

                                                    (Continued)

See accompanying notes to consolidated condensed financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

           Consolidated Condensed Statements of Cash Flows - Continued
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)



In May 1997, the Company recorded the following partial cash activity relating to the acquisition of The Lodge Keeper Group, Inc.:


      Costs:
        Cash                                       $   825,000
        Common stock issued, net
          of treasury stock acquired                   658,580
        Debt assumed                                 4,784,754
                                                   -----------

                                                   $ 6,268,334
                                                   ===========

      Allocated to:
        Property and equipment                     $ 4,724,329
        Other assets                                 2,893,021
        Working capital deficit                     (1,349,016)
                                                   -----------

                                                   $ 6,268,334
                                                   ===========

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                             June 30, 1997 and 1996
                                   (Unaudited)

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


      (2)   Business Acquisition
            --------------------

            On May 8, 1997, the Company completed its acquisition of The Lodge Keeper Group, Inc. of Prospect, Ohio ("Lodge Keeper"). The purchase price totaled approximately $6.3 million consisting primarily of cash of $825,000, 106,320 shares of common stock of the Company, and the assumption of approximately $4.8 million of debt. Lodgekeeper operates 18 hotels under long-term leases, holds management contracts on five Country Hearth Inn hotels and owns one independent hotel, among other assets. The acquisition has been accounted for using the purchase method and Lodgekeeper's results of operations are included in the Company's financial statements from the acquisition date.

            The following pro forma financial information presents total revenue, net income, and net income per share for the six months ended June 30, 1997 and 1996 as if the acquisition had occurred at the beginning of such periods:

                                                   Six Months ended June 30,

                 Pro forma:                               1997            1996
                 ---------------------              ----------      ----------

                 Total revenue                    $ 10,481,825      11,355,086
                                                  ============      ==========

                 Net income                       $  1,353,185         412,322
                                                  ============         =======


                 Net income per common and
                     common equivalent share           $  .70              .22
                                                          ===              ===

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.
-------------------------------------------------------


1996
----

During the second quarter of 1996, the Company invested approximately $250,000 in a joint venture to build a Country Hearth Inn in Mason, Ohio. The property opened in May 1997. In a separate transaction, the Company made a $170,000 loan to a partnership which, in turn, executed a license agreement for a Country Hearth Inn in Canton Township, Michigan. The loan proceeds were used for hotel renovations and the Company also has an option to acquire up to a 50% equity interest in the partnership.

Also during the second quarter of 1996, the Company collected $250,000 on a note receivable pledged to Trilon International, Inc. ("Trilon"). Those proceeds along with other collections reduced the net obligation to Trilon to approximately $1 million. The Trilon obligation was fully satisfied in the fourth quarter of 1996.


One of the last remaining "Old Buckhead" claims was resolved in April 1996. The settlement released approximately $300,000 of restricted funds to the Company.


1997
----

On May 8, 1997, the Company completed its acquisition of The Lodge Keeper Group, Inc. of Prospect, Ohio ("Lodge Keeper"). The purchase price totaled approximately $6.3 million consisting primarily of cash of $825,000, 106,320 shares of common stock of the Company, and the assumption of approximately $4.8 million of debt. Lodgekeeper operates 18 hotels under long-term leases, holds management contracts on five Country Hearth Inn hotels and owns one independent hotel, among other assets.

Approximately $4.7 million of the purchase price was allocated to property and equipment and approximately $2.5 million to leasehold interests. The Company also assumed a working capital deficit of approximately $1.3 million.

Lodge Keeper will continue to manage the 24 hotels it previously managed in addition to managing the five properties previously managed by the Company and will manage properties to be acquired by the Company such as the previously reported Hatfield Inns.

At its June 26, 1997 annual meeting of shareholders, the Company received authorization to issue up to 200,000 shares of preferred stock. The Company expects to issue $3 million of preferred stock in connection with the previously reported Hatfield Inn acquisition. The transaction is expected to close in the third quarter of 1997 although management can provide no assurance that the transaction will close at that time or at all.

RESULTS OF OPERATIONS
---------------------

Periods ended June 30, 1997 and 1996
------------------------------------

Hotel revenues amounted to $3,426,734 and $5,714,906 for the three month and six month periods ended June 30, 1997, respectively, as opposed to $2,437,680 and $5,318,444 during the same periods in 1996. Hotel operating profits for the 1997 three and six month periods amounted to $771,189 and $1,427,101, respectively, versus $540,041 and $1,530,626 in 1996. Such changes are attributable to the acquisition of Lodge Keeper in May 1997 and the sale of the Company's Miami hotel in December 1996. Also, revenue increases resulted from the Company's 1996 acquisitions of hotels in Atlanta and Dalton, Georgia.

The properties presently owned by the Company are subject to a significant amount of seasonal fluctuation. Most of the properties are expected to be profitable during the third quarter and will probably not be profitable during the fourth quarter. On an annual basis, all properties are expected to satisfy their debt and other cash obligations in addition to providing the Company with management and/or franchise fees.

Interest income continues to decline as a result of decreases in the note receivable portfolio and in funds available for investment. As previously stated, management intends to shift financial resources to other assets, such as the hotel acquisitions previously discussed. The first quarter of 1997 includes approximately $450,000 resulting from the call of IRB's the Company previously owned.

Other income in the second quarter of 1997 and 1996 includes approximately $250,000 and $350,000, respectively, relating to favorable settlements of "Old Buckhead" claims. Further such gains are not expected. Both the 1997 and 1996 second quarters include approximately $130,000 of franchise fees, excluding fees from Company owned properties which are eliminated. Most of the resulting 1997 increase is attributable to the Lodge Keeper acquisition and miscellaneous recoveries.

Other operating and administrative expenses in the second quarter of 1997 increased $389,131 versus the same period in 1996. Most of this increase (67%) resulted from the acquisition of Lodge Keeper in May 1997. Another 28% of the increase is attributable to personnel additions to the Company's Country Hearth Inn franchising operations.

Depreciation and interest expense in the first half of 1997 were reduced as a result of the previously discussed Miami hotel sale. Interest expense on each individual debt obligation generally decreased as the principal balances were reduced. Interest expense associated with the Orlando hotel increased as a result of the increased principal balance resulting from its November 1996 refinancing. Proceeds from the refinancing were used to pay off the Trilon obligation. Trilon interest expense in the first half of 1996 amounted to $113,907. Interest expense in future periods will increase as a result of the openings of the Atlanta and Dalton hotels and as a result of the Lodge Keeper acquistion. Most of the Company's debt obligations are fixed rate, thus the Company is not susceptible to a large amount of rate risk.

                           PART II - OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES

On May 8, 1997, the Registrant issued 106,320 unregistered shares of its $.01 par value common stock to accredited investors. Such shares were issued as partial consideration for the Registrant's acquisition of The Lodge Keeper Group, Inc. ("Lodge Keeper"). The recipients of the shares were the former shareholders of Lodge Keeper and the consideration received by the Registrant was estimated to have a fair market value equal to the fair market value of the shares issued.

The exemption from registration was pursuant to Section 4(2) of the Securities Act of 1933, as amended.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 26, 1997. The purpose of the meeting was to consider and vote upon the following matters:

  1. To elect a Board of Directors consisting of five persons to serve until the next Annual Meeting of Shareholders.

  2. To consider a proposal to amend the Company's Certificate of Incorporation to authorize the issuance of up to 200,000 shares of Preferred Stock.

  3. To consider a proposal to approve the Company's 1997 Employee Stock Option Plan.

  4. To transact such other business as may have properly come before the meeting.

Three of the Company's incumbent directors (Douglas C. Collins, Robert M. Miller, and William K. Stern) were nominated for re-election. Additionally, Robert B. Lee and Steven A. Van Dyke were nominated. Each of the nominees was elected as follows:

                                            Votes For         Votes Withheld
                                            ---------         --------------

      Douglas C. Collins                    1,419,475                  2,061

      Robert M. Miller                      1,418,207                  3,329

      William K. Stern                      1,418,707                  2,829

      Robert B. Lee                         1,419,475                  2,061

      Steven A. Van Dyke                    1,418,207                  3,329

The proposal to amend the Company's Certificate of Incorporation to authorize the issuance of up to 200,000 shares of Preferred Stock was approved as follows:

                                                        Votes
                                                        -----

             For                                      981,919

             Against                                   73,359

             Abstentions                                5,064

             Broker non-votes                         361,194


The proposal to approve the Company's 1997 Employee Stock Option Plan was approved as follows:


                                                        Votes
                                                        -----

             For                                    1,410,273

             Against                                    5,962

             Abstentions                                5,301


No other matters came before the meeting.

Item 6.         Exhibits and Reports on Form 8-K

         (a)    Index to Exhibits
                -----------------

         Exhibit        Description
         -------        -----------


         3(i) Articles of Incorporation (Previously filed as Exhibit 3(i) to the Registrant's Registration Statement on Form 10-SB which became effective on November 22, 1993 and incorporated herein by reference.)

         3(i)(a) Certificate of Amendment of Certificate of Incorporation(Previously filed as Exhibit 3(i)(a) to the Registrant's December 31, 1994 Form 10-KSB and incorporated herein by reference.)

         3(ii) By-Laws - Amended and Restated as of June 27, 1994 (Previously filed as Exhibit 3(ii) to the Registrant's December 31, 1994 Form 10-KSB and incorporated herein by reference.)

         10(ii)(g)      1997  Employee  Stock Option Plan  (Previously  filed as
                        Annex 1 to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on June 9, 1997 and incorporated herein by reference.)

         27             Financial Data Schedule (Electronic filing only)



         (b)    Reports on Form 8-K
                -------------------

                On May 22, 1997, the Registrant filed a report on Form 8-K which reported the acquisition of The Lodge Keeper Group, Inc.

                On April 25, May 29, and June 9, 1997, the Registrant filed reports on Form 8-K for the purpose of filing consents of independent auditors regarding opinions relating to financial statements of Hatfield Inns, LLC.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Buckhead America Corporation
----------------------------
       (Registrant)



Date:    August 13, 1997             /s/Douglas C. Collins
                                     -------------------------------------------
                                     Douglas C. Collins
                                     President and Chief Executive Officer




Date:    August 13, 1997             /s/Robert B. Lee
                                     -------------------------------------------
                                     Robert B. Lee
                                     Vice President and Chief Financial Officer