Form 10QSB
period 1997-09-30
BUCKHEAD AMERICA CORP
filed 1997-11-14
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     SEPTEMBER 30, 1997
                                               ---------------------------------
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State  the number of shares  outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    October 31, 1997
                                                   --------------------

           Common stock, par value $.01 - 1,897,780 shares outstanding
           -----------------------------------------------------------


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

                           September 30, 1997 and 1996

                                   (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheet
                               September 30, 1997
                                   (Unaudited)

                                     Assets
                                     ------

Current assets:
   Cash and cash equivalents, including
    restricted cash of $560,166                                    $  1,820,646
   Short-term investments                                               320,628
   Current portions of notes receivable                                 599,169
   Other current assets                                               1,738,303
                                                                   ------------
         Total current assets                                         4,478,746

Noncurrent portions of notes receivable                                 630,087
Property and equipment, at cost, net of
   accumulated depreciation                                          34,701,026
Other assets                                                          4,865,100
                                                                   ------------
         Total assets                                              $ 44,674,959
                                                                   ============

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                           $  3,033,924
   Current portions of notes payable                                  1,435,061
                                                                   ------------
         Total current liabilities                                    4,468,985

Noncurrent portions of notes payable                                 21,764,622
Other liabilities                                                       142,277
                                                                   ------------
         Total liabilities                                           26,375,884
                                                                   ------------
Minority interest in partnership                                        697,820

Shareholders' equity:
   Common stock; par value $.01; 3,000,000
     shares authorized; 1,949,630 shares issued
     and 1,897,780 shares outstanding                                    19,496
   Preferred Stock; par value $100; 200,000
     shares authorized; 30,000 shares
     issued and outstanding                                           3,000,000
   Additional paid-in capital                                         7,075,830
   Retained earnings                                                  7,928,250
   Treasury stock (51,850 shares)                                      (422,321)
                                                                   ------------
         Total shareholders' equity                                  17,601,255
                                                                   ------------
         Total liabilities and shareholders' equity                $ 44,674,959
                                                                   ============
See accompanying notes to consolidated condensed financial statements.
                                        3

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Consolidated Condensed Statements of Income
                  Nine Months ended September 30, 1997 and 1996
                                   (Unaudited)



                                                         1997            1996
                                                     -----------     -----------
Revenues:
   Hotel revenues                                    $10,796,669       7,762,931
   Interest income                                       762,108         722,194
   Other income                                        1,908,716       1,682,657
                                                     -----------     -----------
           Total revenues                             13,467,493      10,167,782
                                                     -----------     -----------

Expenses:
   Hotel operations                                    7,891,810       5,593,179
   Depreciation and amortization                         801,081         722,300
   Other operating and administrative                  2,488,111       1,617,808
   Interest                                            1,050,314       1,143,954
                                                     -----------     -----------
          Total operating, administrative,
           and interest expenses                      12,231,316       9,077,241
                                                     -----------     -----------

          Income before income taxes                   1,236,177       1,090,541

Provision for income taxes                                  --              --
                                                     -----------     -----------

          Net income                                 $ 1,236,177       1,090,541
                                                     ===========     ===========





Net income per common and common
   equivalent share                                  $      .64              .60
                                                            ===              ===


Weighted average number of common and
   common equivalent shares used to
   calculate net income per share                     1,886,739        1,813,431
                                                      =========        =========




See accompanying notes to consolidated condensed financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Consolidated Condensed Statements of Income
                 Three Months ended September 30, 1997 and 1996
                                   (Unaudited)



                                                           1997           1996
                                                       ----------     ----------
Revenues:
   Hotel revenues                                      $5,081,763      2,444,487
   Interest income                                         85,304        208,351
   Other income                                           359,361        818,828
                                                       ----------     ----------
           Total revenues                               5,526,428      3,471,666
                                                       ----------     ----------

Expenses:
   Hotel operations                                     3,604,005      1,805,361
   Depreciation and amortization                          342,537        238,600
   Other operating and administrative                   1,040,926        736,479
   Interest                                               436,772        364,245
                                                       ----------     ----------
          Total operating, administrative,
           and interest expenses                        5,424,240      3,144,685
                                                       ----------     ----------

          Income before income taxes                      102,188        326,981

Provision for income taxes                                   --             --
                                                       ----------     ----------

          Net income                                   $  102,188        326,981
                                                       ==========     ==========





Net income per common and common
   equivalent share                                    $      .04            .18
                                                              ===            ===


Weighted average number of common and
   common equivalent shares used to
   calculate net income per share                       1,950,637      1,818,582
                                                        =========      =========






See accompanying notes to consolidated condensed financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                        1997            1996
                                                    -----------     -----------

Cash flows from operating activities:
      Net income                                    $ 1,236,177       1,090,541
      Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
      Depreciation and amortization                     801,081         722,300
      Gain on note sale                                (800,000)           --
      Other, net                                       (959,912)       (907,673)
                                                    -----------     -----------
         Net cash provided (used) by
          operating activities                          277,346         905,168
                                                    -----------     -----------

Cash flows from investing activities:
      Note receivable principal receipts                934,137       2,519,659
      Originations of notes receivable                 (320,000)       (282,389)
      Hotel assets acquired                                --        (4,419,778)
      Capital expenditures                             (887,416)       (805,904)
      Other, net                                        524,358         543,262
                                                    -----------     -----------
         Net cash provided (used) by
          investing activities                          251,079      (2,445,150)
                                                    -----------     -----------

Cash flows from financing activities:
     Repayments of notes payable                       (586,941)     (2,698,155)
     Additional borrowings                                 --         3,450,000
     Preferred dividends                                (20,000)           --
     Issuance of common shares                           97,492          34,400
                                                    -----------     -----------
         Net cash provided (used) by
          financing activities                         (509,449)        786,245
                                                    -----------     -----------


Net increase (decrease) in cash and
   cash equivalents                                      18,976        (753,737)

Cash and cash equivalents at beginning
   of period                                          1,801,670       3,172,661
                                                    -----------     -----------

Cash and cash equivalents at end of period          $ 1,820,646       2,418,924
                                                    ===========     ===========

                                                     (Continued)

See accompanying notes to consolidated condensed financial statements.
                                        6

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

           Consolidated Condensed Statements of Cash Flows - Continued
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)



In May 1997, the Company recorded the following partial cash activity relating to the acquisition of The Lodge Keeper Group, Inc.:


      Costs:
        Cash                                             $   825,000
        Common stock issued, net
          of treasury stock acquired                         658,580
        Debt assumed                                       4,784,754
                                                          ----------
                                                         $ 6,268,334
                                                          ==========
      Allocated to:
        Property and equipment                           $ 4,724,329
        Other assets                                       2,893,021
        Working capital deficit                           (1,349,016)
                                                           ---------

                                                         $ 6,268,334
                                                          ==========



In September 1997, the Company recorded the following partial cash activity relating to the acquisition of Hatfield Inns, LLC:


      Costs:
        Cash and payables                                $ 1,464,293
        Preferred stock issued                             3,000,000
        Debt assumed or placed                             6,547,911
                                                          ----------

      Allocated to property and equipment               $ 11,012,204
                                                          ==========










See accompanying notes to consolidated condensed financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                           September 30, 1997 and 1996
                                   (Unaudited)

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


      (2)   Business Acquisitions
            ---------------------

            On May 8, 1997, the Company completed its acquisition of The Lodge Keeper Group, Inc. of Prospect, Ohio ("Lodge Keeper"). The purchase price totaled approximately $6.3 million consisting primarily of cash of $825,000, 106,320 shares of common stock of the Company, and the assumption of approximately $4.8 million of debt. Lodge Keeper operated 18 hotels under long-term leases, held management contracts on five Country Hearth Inn hotels and owned one independent hotel, among other assets. The acquisition has been accounted for using the purchase method and Lodge Keeper's results of operations are included in the Company's financial statements from the acquisition date.

            On September 23, 1997, the Company completed its acquisition of Hatfield Inns, LLC ("Hatfield"); the acquisition was deemed effective on September 1, 1997. The purchase price totaled approximately $11 million consisting primarily of cash and payables of $1.5 million, $3 million of preferred stock issued by the Company, and the assumption or placement of approximately $6.5 million of debt. The preferred stock is a 10% cumulative instrument convertible to common stock in seven years at the then current market value of the common shares. Hatfield owned eight 40 unit hotel properties located in Kentucky and Missouri. The Company is converting all eight properties into Country Hearth Inns and intends to use the plans and design rights which were also acquired to develop and construct additional properties. The acquisition has been accounted for using the purchase method and Hatfield's results of operations are included in the Company's financial statements from the deemed effective date.


                                                            (Continued)

                           BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

        Notes to Consolidated Condensed Financial Statements - Continued
                           September 30, 1997 and 1996
                                   (Unaudited)


            The following pro forma financial information presents total revenue, net income, and net income per share for the nine months ended September 30, 1997 and 1996 as if the Lodge Keeper and Hatfield acquisitions had occurred at the beginning of such periods:

                                            Nine Months ended September 30,

                 Pro forma:                           1997                1996
                 ---------------------      --------------          ----------

                 Total revenue              $   17,964,218          20,228,144
                                                ==========          ==========

                 Net income                 $    1,564,426           1,759,494
                                                 =========           =========


                 Net income per common and
                     common equivalent share

                         Primary                   $    .72                .85
                                                        ===                ===


                         Fully Diluted             $    .67                .80
                                                        ===                ===

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.
-------------------------------------------------------

1996
----

During the third quarter of 1996, the Company acquired a 96 room hotel in Dalton, Georgia ("Dalton Hotel") for approximately $1.5 million. The purchase was financed by a $1,050,000 (9.15%) first mortgage loan from a local bank and a $70,000 (10%) short term note from the seller. The remainder was paid in cash. A $700,000 renovation was begun and completed in the first quarter of 1997.

Renovations at the Company's hotel in Atlanta, Georgia ("Atlanta Hotel") began shortly after the completion of the Olympic Games. The $900,000 renovation was completed prior to year end when the hotel reopened as a Country Hearth Inn. The Company funded a substantial portion of the renovation costs through lease agreements.

The Company's joint venture project in Mason, Ohio broke ground in September 1996 and opened in mid-May 1997. This new 93 room hotel ("Mason Hotel") is the first of the Company's new interior-corridor prototype.

The Company received a $4.6 million loan commitment to refinance its Orlando Country Hearth Inn. Proceeds from the refinancing allowed the Company to pay off the remaining balance of its obligation to Trilon International, Inc., which was to be due on December 31, 1996.


1997
----

The most significant event occurring in the third quarter of 1997 was the completion of the Hatfield Inn, LLC ("Hatfield") acquisition. On September 23, 1997, the Company completed its acquisition of Hatfield; the acquisition was deemed effective on September 1, 1997. The purchase price totaled approximately $11 million consisting primarily of cash and payables of $1.5 million, $3 million of preferred stock issued by the Company, and the assumption or placement of approximately $6.5 million of debt. The preferred stock is a 10% cumulative instrument convertible to common stock in seven years at the then current market value of the common shares. The new debt has a weighted average interest rate of approximately 9.4%. Hatfield owned eight 40 unit hotel properties located in Kentucky and Missouri. The Company is converting all eight properties into Country Hearth Inns and intends to use the plans and design rights which were also acquired to develop and construct additional properties.

Also in September 1997, the Company financed approximately $260 thousand of its Dalton Hotel renovation costs by placing a second mortgage on the property with the same local bank that holds the first mortgage.

The Company received approximately $100 thousand of additional capital as a result of the exercises of stock options by a former director and a former employee.

RESULTS OF OPERATIONS
---------------------

Periods ended September 30, 1997 and 1996
-----------------------------------------

Hotel revenues amounted to $5,081,763 and $10,796,669 for the three month and nine month periods ended September 30, 1997, respectively, as opposed to $2,444,487 and $7,762,931 during the same periods in 1996. Hotel operating profits for the 1997 three and nine month periods amounted to $1,477,758 and $2,904,859, respectively, versus $639,126 and $2,169,752 in 1996. Such increases largely reflect the completion of the acquisitions of The Lodgekeeper Group Inc. ("Lodge Keeper") in May 1997 and Hatfield in September 1997. With this growth in hotel ownership, the Company is now more susceptible to the seasonal nature of the lodging business. As a result, fourth quarter results are not expected to be as strong as results year to date.

Interest income continues to decline as a result of decreases in the note receivable portfolio and in funds available for investment. As disclosed in previous filings with the Commission, management intends to shift financial resources to other assets, such as the hotel acquisitions previously discussed.

Other income in the third quarter of 1996 included $275,000 for the sale by the Company of an option to purchase its equity certificates in Days Inn Mortgage Trust. The option was exercised in the first quarter of 1997 and the Company received an additional $100,000.

Country Hearth Inn franchise fees included in other income in the third quarter of 1997 amounted to $156,533 versus $191,156 in the same period in 1996. Such amounts exclude the fees from Company owned hotels which are eliminated in consolidation. The slight decline in 1997 is attributable to the timing of recognition of initial fees.

The remainder of other income in the third quarter of 1997 primarily consisted of management fees earned by Lodge Keeper on leased hotels. Except for seasonal fluctuations, such fees are expected to increase as additional leases are executed. In October 1997, the Company completed the first hotel financing transaction under a previously announced financing and development agreement with Host Funding Inc., a Dallas-based, real estate investment trust ("Host"). The Company is managing and leasing two Country Hearth Inns acquired by Host. The Company and Host are seeking other similar transactions.

Depreciation and interest expense increases resulted from the hotel acquisitions. Interest expense on each individual debt obligation, most of which is fixed rate, generally decreases as the principal balances are reduced. Approximately $3.5 million of the debt assumed or placed in connection with the Hatfield acquisition is floating rate, presently at 9.5%. The Company expects that hotel operations will adequately service the Company's debt obligations in addition to providing additional cash profits.

Other operating and administrative expenses increased $304,447 from the third quarter of 1996 to the same period in 1997. This is attributable to a $379,305 increase as a result of the Lodge Keeper acquisition offset by a $74,858 decrease in franchising and corporate overhead.

Significant changes in general and administrative expenses are not anticipated.

Management believes the Company has adequate sources of liquidity to meet it's operational needs for the next twelve months. Further growth of the Company, however, may necessitate the raising of additional debt or equity financing.


FORWARD LOOKING STATEMENTS
--------------------------

Certain of the above statements are forward looking statements that involve risks and uncertainties. Statements that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results indicated by such forward looking statements. See a further discussion of certain risk factors which may affect these results contained in the Company's filing on Form S-3 (File no. 333-37691) with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 2.         CHANGES IN SECURITIES

On September 23, 1997, the Registrant issued 30,000 unregistered shares of $100 par value ten percent (10%) nonvoting cumulative Series A Preferred Stock to the former members of Hatfield Inns, LLC, a Delaware limited liability company ("Hatfield"), as partial consideration for the merger of Hatfield with and into BLM-RH, Inc., a Delaware corporation ("BLM") wholly-owned by the Company. The Series A Preferred Stock has certain rights, privileges and preferences that limit and qualify the rights of the Common Stock of the Company. Holders of the Series A Preferred Stock are entitled to receive, prior and in preference to any distribution to the holders of Common Stock, cumulative dividends at the rate per annum of 10% on the $100.00 original issuance price per share ("Original Issuance Price") of the Series A Preferred Stock from the date of issuance, to the extent declared by the Board of Directors out of funds legally available therefor. All accrued but unpaid dividends of the Series A Preferred Stock must be paid in full before any cash dividend may be declared on the Common Stock. Further, holders of the Series A Preferred Stock have certain preferential distribution rights in the event of any liquidation, dissolution or winding-up of the Company. Except as required by law, the Series A Preferred Stock will not have any voting rights. At any time after September 17, 2004, each holder of Series A Preferred Stock may convert any or all of such Series A Preferred Stock into shares of the Company's Common Stock at a conversion price equal to the average trading price of the Company's Common Stock over the ten (10) trading days immediately preceding the date of conversion. In addition, the Series A Preferred Stock are convertible by the Company into Common Stock of the Company at one hundred ten percent (110%) of the Original Issuance Price at any time after September 17, 2004. See Exhibit 3(i)(c) filed herewith for further details regarding the rights and preferences of the Series A Preferred Stock.

The Series A Preferred Stock was issued to accredited investors. The Company relied upon the exemptions from registration contained in Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

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

         3(i)(b) Certificate of Amendment of Certificate of Incorporation (Previously filed as Appendix "A" to the Registrant's Definitive Proxy Statement filed with the Commission on June 9, 1997 and incorporated herein by reference.)

         3(i)(c) Certificate of Designation, Preference and Rights of Series A Preferred Stock of the Registrant

         3(ii)          By-Laws - Amended and Restated as of June 27, 1994

                        (Previously filed as Exhibit 3(ii) to the Registrant's December 31, 1994 Form 10-KSB and incorporated herein by reference.)

         4(iii) Certificate of Designation, Preference and Rights of Series A Preferred Stock of the Registrant (See Exhibit 3(i)(c) filed herewith.)

         11             Statement re: Computation of Per Share Earnings

         27             Financial Data Schedule (Electronic filing only)


         (b)    Reports on Form 8-K
                -------------------

         On July 22, 1997, the Registrant filed a report on Form 8 K/A which included the financial statements and pro forma financial information related to the Company's acquisition of The Lodge Keeper Group, Inc.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Buckhead America Corporation
----------------------------
        (Registrant)



Date:    November 14, 1997           /s/Douglas C. Collins
      ----------------------         -------------------------------------------
                                     Douglas C. Collins
                                     President and Chief Executive Officer




Date:    November 14, 1997           /s/Robert B. Lee
      ----------------------         -------------------------------------------
                                     Robert B. Lee
                                     Vice President and Chief Financial Officer