Form 10KSB
period 1997-12-31
BUCKHEAD AMERICA CORP
filed 1998-03-31
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to____________
                         Commission file number 0-22132


                          BUCKHEAD AMERICA CORPORATION
                 (Name of small business issuer in its charter)

        DELAWARE                                        58-2023732
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

             4243 DUNWOODY CLUB DRIVE, SUITE 200, ATLANTA, GA 30350
                    (Address of principal executive offices)

Issuer's telephone number.    (770)-393-2662

Securities registered pursuant to Section 12(b) of the Act:

      NONE                                             NONE
(Title of each class)                (Name of each exchange on which registered)

Securities registered under Section 12(g) of the Act:

                          COMMON STOCK, PAR VALUE $.01
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     State issuer's revenues for its most recent fiscal year. $ 18,816,191

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of February 28, 1998: $ 8,802,038

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 28, 1998:

          COMMON STOCK, PAR VALUE $.01 - 1,897,780 SHARES OUTSTANDING

                       DOCUMENTS INCORPORATED BY REFERENCE

     No documents which are required to be listed under this caption are incorporated by reference.

Transitional Small Business Disclosure Format (Check one): Yes _____; No X .

533311.1

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

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

         MATERIAL PURCHASES AND SALES OF SIGNIFICANT ASSETS. In March 1993, the Company acquired through foreclosure a 180-room Days Inn hotel in Daytona, Florida (the "Daytona Hotel") and in September 1994, the Company acquired through foreclosure a 150-room Days Inns hotel in Miami, Florida (the "Miami Hotel").

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

         On December 28, 1996 the Company sold the Miami Hotel.


533311.1

         On May 8, 1997, the Company completed its acquisition of The Lodge Keeper Group, Inc. of Prospect, Ohio ("Lodge Keeper"). Lodge Keeper operated 18 hotels under long-term leases, held management contracts on six Country Hearth Inn hotels and owned a 186-room independent extended-stay hotel. Simultaneously, Lodge Keeper assumed the management responsibilities of four hotels previously owned by the Company. In December 1997, the Company entered into long-term leases with Host Funding, Inc. ("Host") on two of the already managed Country Hearth Inn hotels (the "Host Leases").

         On September 23, 1997, the Company completed its acquisition of Hatfield Inns, LLC. ("Hatfield"). The acquisition was deemed effective on September 1, 1997. The acquisition included eight 40-room hotel properties located in Kentucky and Missouri (the"Kentucky/Missouri Hotels"). All eight properties have been converted to operate as Country Hearth Inns. The acquisition also included the plans and design rights which the Company believes have potential for the development and construction of additional properties. Currently three properties are under development utilizing such plans.

         Additionally, during 1994, 1995, 1996 and 1997 the Company expanded its Country Hearth Inn franchising operations by developing updated prototype hotels, implementing a franchise sales and marketing plan, and establishing a centralized room reservation system. The Company became licensed to sell Country Hearth Inn hotel franchises in 50 states. As of February 28, 1998, twenty-nine Country Hearth Inns were open and operating in eleven states, fourteen of which were Company owned.

BUSINESS

         PRINCIPAL PRODUCTS AND SERVICES. The Company operates in the hospitality industry and its principal holdings include hotels, leasehold interests in hotels, loans and other investments secured by hotels, franchising rights, hotel management contracts and other related assets. Its principal product is the Country Hearth Inn mid-priced hotel chain which the Company acquired in May 1994. The primary activity of the Company involves the expansion of the Country Hearth chain and limited-service hotel management. Expansion of the chain has been effected through direct acquisition and conversion of existing hotels and through franchise sales. Additionally, the Company manages 36 hotels, 13 of which are Company owned.

         A substantial portion of the Company's assets were transferred to it by Old Buckhead. In addition to a significant amount of cash, the principal assets transferred to the Company were notes receivable primarily secured by limited service hotel properties, other unsecured receivables, and limited service hotel properties acquired through foreclosure. As a result of the assets transferred to it, the initial operations of the Company also included mortgage servicing .

         The Daytona Hotel is operated under a Days Inn license agreement. The Daytona Hotel is managed by the Company. The Orlando, Atlanta, Dalton, Texas and Kentucky/Missouri Hotels, as well as six other properties managed by the Company operate under Country Hearth Inns license agreements. ALH manages the Texas Hotels under a hotel management agreement. All other Company owned hotels are managed by the Company. Additionally, the Company manages seventeen leased properties, ten of which operate under Travelodge franchise license agreements.


533311.1

         COMPETITION. There is significant competition in every phase of the hospitality industry including development, construction, management, and franchising. The Company competes in a very limited way with other hotel management companies because the Company generally manages only hotels which it owns or operates under long term leases. There are many hotel management companies in the United States, and many of them are significantly larger than the Company.

         As a franchisor, the Company competes with a large number of hotel franchise companies, most of whom are much larger than the Company and own brands which are more nationally recognized than the Company's.

         As a hotel operator, the Company's owned and leased properties compete with other hotels in each local market in which they are located. The Company competes directly with these other hotels for hotel guests. The Company's rates and occupancies are directly impacted by activities of these other hotels and by additions to the supply of competing rooms in each local market.

         The Company is a relatively new entrant in the hotel industry. It believes that its management is experienced in hotel development, hotel franchising, and hotel management. In addition, the Company may identify other opportunities in the hospitality industry. However, existing hotel companies and new entrants to the hotel industry in markets which the Company may pursue will present significant competition which may have an adverse effect on the Company.

         REGULATION. Sales of franchises are principally regulated through fairly uniform state laws. Such laws generally provide for registration by the franchisor of standardized offering documents and compliance with numerous financial qualifications. The Company undertook substantial registration activities and is presently licensed to sell Country Hearth Inn franchises in 50 states.

         RESEARCH AND DEVELOPMENT. During 1997 and 1996 the Company invested approximately $63,000 and $25,000, respectively, in market studies, environmental studies, and other feasibility analyses relating to potential hotel acquisitions.

         ENVIRONMENTAL COMPLIANCE. The Company's operations and maintenance policies and procedures at each owned property include policies and procedures regarding environmental compliance. The costs of such compliance is not significant.

         EMPLOYEES. As of February 28, 1998, the Company has 36 full-time and 4 part-time corporate employees and 174 full-time and 431 part-time hotel employees. Three full-time hotel employees are employed under a collective bargaining agreement.

RISK FACTORS

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


533311.1

ITEM 2.  DESCRIPTION OF PROPERTY.

CORPORATE OFFICES

         The Company's corporate headquarters are located at 4243 Dunwoody Club Drive, Suite 200, Atlanta, Georgia. The Company leases approximately 3,600 square feet as its corporate headquarters. The lease term extends through October 1998 at an annual rate of approximately $55,000. The Company believes that its headquarters are adequate for its current needs.

         Hotel management and accounting functions are conducted by Lodge Keeper which operates in leased office space located in Prospect, Ohio. The Lodge Keeper leased space includes approximately 16,800 square feet and extends through November 2001 at an annual rate of approximately $50,000. The Company believes these offices are adequate for its current needs and provide room for moderate expansion. An officer of the Company is related to principals of the lessor - See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

OWNED REAL PROPERTIES

         LAND. As of February 28, 1997, the Company owned seven parcels of undeveloped and unencumbered land, with an aggregate book value of $250,889. All of such parcels are held for sale.

The following table sets forth certain 1997 information for each of the Company's owned and leased hotels:

                                                                                                   Revenue
                                                                       Average      Average          per
                              No. of          Year         Year     Occupancy         Daily        Available    Total
        Properties             Rooms         Built       Acquired    Rate(1)         Rate(1)        Room(1)    Revenue(2)
---------------------------------------------------------------------------------------------------------------------------
Days Inn
   Daytona, FL                  180           1972         1993       40.7%        $ 46.99       $ 19.12         $1,582,446


Country Hearth Inn
   Orlando, FL                  150           1985         1995       82.5%          66.62         54.96          3,789,147


  3 Country Hearth Inns
         in Texas               120        1984-1986       1995       59.0%          45.84         27.05          1,227,272


  2 Country Hearth Inns
        in Georgia              172        1967-1971       1996       39.6%          47.75         18.91          1,239,740

8 Country Hearth Inns
  in Kentucky & Missouri        319        1993-1997       1997       57.7%          46.51         26.84            937,733

19 Leased Properties           1137        1968-1975       1997       53.9%          40.94         22.07          5,973,624

St. Louis NW Inn                186        1964-1968       1997       92.0%          19.95         18.35            840,782
---------------------------------------------------------------------------------------------------------------------------

         (1)  Statistical information represents full year of operation.
         (2)  Total revenue represents earned revenues during ownership period.



533311.1

         DAYTONA HOTEL. The Company owns a 180-room Days Inn hotel in Daytona, Florida (the "Daytona Hotel"), which was acquired by the Company through foreclosure in March 1993. The hotel was acquired subject to a first mortgage which was in default. The mortgage note was restructured effective May 15, 1994 and as of December 31, 1997 had an unpaid balance of $2,088,599. The restructured note bears interest at 8%, and is due in monthly installments of $15,850 until April 15, 1999 at which time the then remaining balance will be due.

         The market for comparable rooms is extremely competitive due to the large number of hotels/motels in the Daytona area. The area does benefit, however, from certain event related demand peaks. Average room occupancy and average daily rate during 1997 was 40.7% and $46.99, respectively.

          Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1997 were approximately $69,000.

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

         The Orlando IRB and the New Second Mortgage were fully paid and satisfied in November 1996 with proceeds from a new first mortgage loan secured by the property (the "First Mortgage Loan"). The First Mortgage Loan had a December 31, 1997 balance of $4,518,726, bears interest at 9.55% and requires monthly principal and interest payments of $43,028 until December 2016 at which time the then remaining balance is due and payable.

         The market for hotel rooms in Orlando is extremely competitive due to the multitude of properties in the area. The Orlando Hotel does benefit from the large number of local attractions and from the Orlando Convention Center activities. The hotel is positioned as a lower priced alternative property situated among mega-room high rises. Occupancy and room rates in 1997 averaged 82.5% and $66.62, respectively.

         Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. The First Mortgage Loan required the Company to expend approximately $200,000 for maintenance and improvements; as of December 31, 1997, these requirements were substantially completed. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1997 were approximately $113,000.

         Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

         TEXAS HOTELS. On December 7, 1995 Buckhead purchased three Homeplace Inn hotel properties in Texas from affiliates of American Liberty Hospitality, Inc. ("ALH"). The three hotels secure a first mortgage loan with a December 31, 1997 balance of $2,305,258. The remainder of the $3.6 million purchase price was paid with approximately $950,000 cash and 41,558 shares of the Company's common stock. The first mortgage loan matures December 7, 2002, bears interest at 9.056%, and requires monthly payments of $21,680.

         Immediately upon acquisition, the acquired hotels (the "Texas Hotels") along with three other ALH owned Homeplace Inn properties were converted to operate as Country Hearth Inns.

         The Texas Hotels are limited service 40-room properties located in smaller southeastern Texas cities. Generally, comparable rooms are not immediately available in their selected markets. Occupancy and room rates in 1997 averaged approximately 59.0% and $45.84, respectively, during 1997.

         Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the properties are adequately covered by insurance and are suitable and adequate for their present use. Property taxes in 1997 totaled approximately $42,000.

         Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

         ATLANTA HOTEL. On March 11, 1996, the Company acquired an 82-room hotel in Atlanta, Georgia formerly known as the Sandy Springs Inn (the "Atlanta Hotel"). During the latter half of 1996, the hotel was renovated and refurbished for conversion to operate as a Country Hearth Inn. The conversion was substantially completed in January 1997 at a total cost of approximately
$800,000, approximately half of such was financed through lease arrangements, which were subsequently paid off in February 1998.

         The Atlanta Hotel secures a first mortgage loan with a December 31, 1997 balance of $2,131,037. The loan bears interest at 9.5% and requires monthly payments of $20,350 until August 11, 2016.

         The market for hotel rooms in Atlanta is extremely competitive due to the multitude of properties in the area. The hotel is positioned as a moderately priced property targeted primarily at business travelers . Occupancy and room rates in 1997 averaged approximately 45.1% and $57.09 during 1997.

         Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1997 were approximately $37,000.

         Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

         DALTON HOTEL. On August 30, 1996 , the Company acquired a 96-room hotel in Dalton, Georgia formerly known as the Sunset Inn (the "Dalton Hotel"). The Company immediately initiated a renovation and refurbishment project to convert the hotel to operate as a 90-room Country Hearth Inn. The project was substantially completed in February 1997 at a total cost of approximately $850,000, including leased equipment which was paid off in February 1998.

         The Dalton Hotel secures a first mortgage loan with a December 31, 1997 balance of $1,027,845. The loan bears interest at 9.15% and requires monthly payments of $9,549 until September 1, 2001 at which time the then remaining balance is due.

         The Dalton Hotel also secures a second mortgage loan with a December 31, 1997 balance of $262,079. The loan bears interest at 8.74% and requires monthly payments of $2,313 until September 1, 2001, at which time the then remaining balance is due.

         The property is positioned to compete with the existing low and moderately priced properties in the area. It will also compete with new properties presently under development in the area. It is located adjacent to and is highly visible from I-75, a major north/south interstate highway. Occupancy and room rates in 1997 averaged approximately 34.8% and $36.92 respectively.

         Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1997 were approximately $17,000.

         Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

         KENTUCKY/MISSOURI HOTELS. On September 1, 1997, the Company acquired eight 40- room hotel properties located in Kentucky and Missouri from Hatfield Inns, LLC. All eight properties (the "Kentucky/Missouri Hotels") were converted to Country Hearth Inns. The conversion costs were not significant; approximately $10,000 to $20,000 per property.

         The Kentucky/Missouri Hotels secure first and second mortgage notes payable with December 31, 1997 balances aggregating $6,849,939. Three of these notes with December 31, 1997 balances of $2,387,964 are cross collateralized, bear interest at 9.18%, and require aggregate monthly payments of $21,826 until October 1, 2007 at which time the then remaining balances are due and payable. The remaining notes bear interest at prime plus 1% (9.5% at December 31, 1997) and require aggregate monthly payments of $47,188. The notes mature at various dates (1999-2015) at which time the then remaining balances are due and payable.

         The Kentucky/Missouri Hotels are limited service 40-room interior corridor properties located in smaller cities where they enjoy limited competition in their selected markets. Occupancy and room rates in 1997 averaged approximately 57.7% and $46.51 respectively.

         Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the properties are adequately covered by insurance and are suitable and adequate for their present use. Property taxes in 1997 were approximately $96,000 on an annualized basis.

         Differences between personal property financial reporting asset bases and federal tax bases are not significant. Federal tax bases of real property are approximately $2.4 million less than financial reporting asset bases. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

         THE ST. LOUIS NW INN. The Company acquired the 186-room Northwest Inn in St. Louis, Missouri (the "NW Inn"), as part of the May 8, 1997 Lodge Keeper acquisition. The property is an extended stay facility which is positioned to compete with existing low priced extended stay properties in the area. It will also compete with new extended stay properties presently under development in the area. Occupancy and room rates in 1997 averaged approximately 92.0% and $19.95, respectively

         The property secures a first mortgage loan with a December 31, 1997 balance of $1,786,268. The loan bears interest at 8.5% and requires monthly payments of $13,178 until February 1, 2004, at which time the then remaining balance is due and payable.

         Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1997 were approximately $61,000 on an annualized basis.

         Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

         LEASED HOTELS. In addition to the owned properties described above, the Company leases 19 other limited-service hotels (the "Leased Hotels") which are primarily located in Ohio, Indiana, and Michigan. Lease terms range from 10 to 30 years with options to renew at varying terms. Certain of the leases provide for contingent payments based upon a percentage of revenues.

         The Leased Hotels are generally located along highways and interstates and compete with similarly situated budget properties. Occupancy and room rates in 1997 averaged 53.9% and $40.94, respectively.

INVESTMENT POLICIES

     Most  of  the  Company's  initial  real  estate  holdings  was  principally hospitality related. Asset acquisitions since inception have also been predominately hospitality related and made for the primary purpose of generating additional income. Further, management's experience and expertise is in the hospitality business. Accordingly, the Company has determined that it will primarily seek out investments in the hospitality industry. In that regard, the Board of Directors has determined that the Company will focus upon investments in hospitality related companies with income growth potential. Such investments could take the form of (a) hotel property purchases, (b) hotel mortgage purchases, (c) hotel mortgage servicing, (d) hotel management and/or (e) hotel franchising. The Board of Directors has not set any limitations on the percentage of assets which may be invested in any one investment. These policies may be changed without a vote of security holders.


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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock trades on The Nasdaq Stock Market under the symbol: BUCK.

         The following table presents the high and low sales prices for the Common Stock for each quarter of 1996 and 1997.


                                                                 ($ PER SHARE)
                                                               ----------------
                                                               HIGH         LOW
                                                               ----         ---
         Quarter ended March 31, 1996                          6.62        5.00
         Quarter ended June 30, 1996                           7.75        5.00
         Quarter ended September 30, 1996                      6.87        5.62
         Quarter ended December 31, 1996                       6.87        5.50
         Quarter ended March 31, 1997                          7.37        6.00
         Quarter ended June 30, 1997                           7.25        6.25
         Quarter ended September 30, 1997                      9.12        6.62
         Quarter ended December 31, 1997                       8.87        7.00


         The sales price amounts have been supplied by The Nasdaq Stock Market and do not include retail mark-up, mark-down, or commission and may not represent actual transactions.

HOLDERS

         As of February 28, 1998, the Company estimates that there were approximately 1,000 beneficial holders of its Common Stock.

DIVIDENDS

         On September 23, 1997, the Company issued 30,000 unregistered shares of $100 par value ten percent (10%) nonvoting cumulative Series A Preferred Stock as partial consideration for the acquisition of Hatfield Inns, LLC. The Series A Preferred Stock has certain rights, privileges and preferences that limit and qualify the rights of the Common Stockholders of the Company. Holders of the Series A Preferred Stock are entitled to receive, prior and in preference to any distribution to the holders of Common Stock, cumulative dividends at the rate of 10% per annum, to the extent declared by the Board of Directors. All accrued but unpaid dividends of the Series A Preferred Stock must be paid in full before any cash dividend may be declared on the Common Stock. Further, holders of the Series A Preferred Stock have certain preferential distribution rights in the event of any liquidation, dissolution or winding-up of the Company.

         During 1997, the Board of Directors declared dividends of $92,333 on the Series A Preferred Stock.

         Certain of the Company's debt obligations contain provisions relating to minimum net worth and debt to equity ratios. In the opinion of management, such restrictions are not likely to limit the ability to pay dividends in the future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

         Two significant acquisitions which nearly doubled the assets of the Company highlighted 1997. On May 8, 1997, the Company completed its acquisition of The Lodge Keeper Group, Inc. of Prospect, Ohio ("Lodge Keeper"). Lodge Keeper operated 18 hotels under long-term leases, held management contracts on six Country Hearth Inn hotels and owned a 186-room independent extended-stay hotel. On September 23, 1997, the Company completed its acquisition of Hatfield Inns, LLC. ("Hatfield"). The Hatfield acquisition included eight 40-room hotel properties located in Kentucky and Missouri.

     The Lodge Keeper acquisition included a fully-staffed hotel management operations center capable of additional capacity. Simultaneous with the acquisition, Lodge Keeper assumed the management responsibilities of four hotels previously owned by the Company. As of December 31, 1997, Lodge Keeper managed 36 hotel properties, including 13 owned by the Company. Management believes there is significant growth potential for its hotel management business and the Company is aggressively pursuing opportunities to manage hotels for institutional and individual investors.

         The Lodge Keeper purchase price totaled approximately $6.3 million consisting of $825,000 cash, 106,320 shares of common stock of the Company, and the assumption of approximately $4.8 million of debt. Management believes that hotel management and leasehold profits will be adequate to service the assumed debt.

         All eight of the properties acquired from Hatfield have been converted to operate as Country Hearth Inns. Conversion costs were not significant. The acquisition also included the plans and design rights for these 40-room interior corridor properties specifically designed for smaller markets. Management believes there is significant growth potential for the development and construction of these properties. Currently three properties are under development utilizing such plans.

         The Hatfield purchase price totaled approximately $11 million consisting primarily of cash and payables of $1.5 million, $3 million of preferred stock issued by the Company, and the assumption or placement of approximately $6.5 million of debt. The preferred stock is nonvoting and accrues cumulative dividends at the rate of 10%, payable when and to the extent declared by the Company's board of directors. All accrued but unpaid dividends of the preferred stock must be paid in full before any cash dividend may be declared on the Company's common stock. Management believes that the acquired hotels' operating profits will adequately service the related debt and preferred stock dividends, if declared.

         The Company completed its third full year of Country Hearth Inn franchising, marketing, and conversion activities in 1997. At the start of 1996, the Country Hearth chain had 15 properties open and operating in six states. As of December 31, 1997, there were 29 properties open and operating in eleven states. Further, the Company has executed Country Hearth licenses for an additional 18 properties presently under development. Also during 1997, the Company executed three master license agreements for the development of 40 new Country Hearth Inns, three of which are presently under construction. Future activities of the Company are expected to continue to be focused on the growth of the Country Hearth system.

     In 1996, the Company acquired an 82-room hotel in Atlanta, Georgia and a 96-room hotel in Dalton, Georgia. Both of these properties have been fully renovated and refurbished and are presently operating as Country Hearth Inns. Additionally, in 1996 the Company executed nine license agreements for development or conversion of Country Hearth Inns in seven states.

     A significant source of unrestricted funds during previous years was the successful resolution of claims against the former Days Inns of America, Inc. ("Old Buckhead"). The Company received over $300,000 in 1997 and nearly $1 million in 1996 relating to these activities. Further material amounts to be released to the Company are not anticipated.

         During 1997 and 1996, the Company received aggregate note receivable principal payments of approximately $4.6 million, including $1.6 million of collections on impaired notes. The increase in the aggregate note receivable balances in 1997 resulted from notes acquired with the Lodge Keeper acquisition. Management does not expect to make significant amounts of loan originations in the future and does not expect the notes receivable balances to significantly change unless as a result of a material business acquisition.

         Most of the 1996 note receipts were used to reduce the Company's note payable to Trilon International, Inc. ("Trilon"). The Company's note payable to Trilon had been secured by notes receivable, cash, and the Company's interest in three hotel properties. The Trilon note was fully paid and satisfied in November 1996.

     Approximately $1.6 million of the December 31, 1996 short-term investments were represented by industrial revenue bonds ("IRB's") secured by a hotel. The IRB's were called at par and as a result, the Company's shareholders' equity at December 31, 1996 included a $455,000 unrealized gain. Such gain was realized in February 1997 when the IRB's were liquidated.

     For operating purposes, the Company has not historically encountered liquidity shortfalls, the need for short-term financing, or the need to raise additional equity capital. Significant acquisitions have been financed primarily by mortgage debt and issuance of equity securities to the sellers. Management presently intends to pursue additional multi-property acquisitions and expects to finance such acquisitions, if any, in a similar manner. The specific need for financing would be directly impacted by the size and nature of any such acquisition.

     On December 22, 1997, the Company issued $5,000,000 of convertible debentures to investment funds managed by Tower Investment Group, Inc. ("Tower"). Tower manages investment funds which already owned 262,000 (13.8%) of the outstanding common shares of the Company. The related debenture notes bear interest at 8%, payable quarterly in arrears, and are due December 22, 2002. The debentures are convertible into common shares of the Company at any time at $9.00 per share. If all such debentures were converted, an additional 555,555 shares of common stock would be issued. The Company intends to use the proceeds for conversions of certain leased properties into Country Hearth Inns and for deposits and/or cash portions of potential hotel acquisitions. A portion of the proceeds will also be used to defer the need for short term financing which may have otherwise become necessary due to the highly seasonal impact of hotel operations.

         The Company's balance sheet at December 31, 1997 includes a deferred tax asset of $2,930,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the Company during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in determining whether a valuation allowance is necessary. Some of the various factors considered by management are discussed below.

During 1997, the Company sold a wholly owned subsidiary which held an investment in Days Inns Mortgage Trust ("DIMT"). DIMT was treated as a partnership for income tax purposes and had produced significant tax purpose net operating losses (NOLs) totaling approximately $34 million through December 31, 1996. These NOLs had no impact on the Company's book provision for regular taxes because the ultimate dissolution of the partnership would result in immediate gain recognition for a comparable amount. Because of NOL limitations, the Company was exposed, however, to significant potential future alternative minimum tax liability. All of these tax attributes accompanied the DIMT interest with its sale, and the Company's tax position is no longer impacted by DIMT.

     Also during 1997, the Internal Revenue Service commenced and completed an examination of the Company's 1994 federal income tax return. No changes to the Company's return, as filed, were made or proposed.

     The Hatfield acquisition was structured as a tax-free merger; thus, the Company's tax basis in the assets acquired were not stepped-up to fair market value. The resulting deferred tax liability was offset, however, by a reduction in the Company's deferred tax asset valuation allowance of $930,000.

     The Lodge Keeper acquisition was similarly structured; thus, there were deferred tax liabilities relating to differences in book and tax bases of the assets acquired. Lodge Keeper, however, had NOLs available to offset such built-in gains; thus, no net deferred tax impact from the Lodge Keeper acquisition was recognized by the Company.

In evaluating the impact of the above events in conjunction with recent trends in the Company's operations, specifically franchising activities and hotel development, management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Such determination was made in the fourth quarter of 1997, resulting in the recognition of a $2,930,000 deferred income tax benefit. Although no assurances can be made, realization of the Company's deferred tax assets should occur if the Company generates approximately $10 million of taxable income over the next 15 years.

RESULTS OF OPERATIONS

         Hotel revenues and operating profits in 1997 amounted to approximately $15.6 million and $3.7 million, respectively, compared with $10.0 million and $2.6 million in 1996. These 1997 increases reflect the results of the Lodge Keeper and Hatfield acquisitions. On a pro forma basis, assuming these acquisitions had occurred at the beginning of 1996, hotel revenues in 1997 and 1996 would have been $23.3 million and $27.8 million, respectively. The 1996 amounts include hotel revenues of $2.5 million and operating profits of $0.9 million relating to a hotel which was sold in December 1996.

         For hotel properties which were owned by the Company in 1997 and 1996, revenues and operating profits increased slightly, primarily as a result of increases in average daily rates. Management expects this trend to continue in 1998. Average daily rates for the properties acquired from Hatfield were also increased upon their conversion to Country Hearth Inns. The leased properties acquired with Lodge Keeper reported profits after rent in the aggregate. The leasehold interests in certain properties which are not budgeted to report operating profits in 1998 are held for sale. No value was assigned to such leasehold interests as part of the Lodge Keeper acquisition.

         The Company experienced an operating loss in the fourth quarter of 1997 which largely reflects the seasonal nature of limited service hotel operations. The increase in the number of properties from the Lodge Keeper and Hatfield acquisitions magnified this aspect of the Company's operations.

         Investment income declined from approximately $1 million in 1996 to $784,000 in 1997. The 1997 amount includes the IRB gain previously discussed. Management does not expect investment income to be significant in future periods due to the reduction in the Company's note receivable portfolio.

         Franchising activities generated losses of approximately $700,000 in 1997 and 1996. The Company has continued investing in the establishment of the Country Hearth Inn brand and expects that franchising activities will report a loss in 1998, as well. However, management continues to believe that substantial profits will be realized in future years from its investments in franchising activities.

         The Company recognized gains on property sales in 1997 and 1996 of approximately $289,000 and $587,000, respectively. The Company presently holds seven parcels of undeveloped land and certain leasehold interests for sale. Ultimate proceeds are not presently ascertainable.

         Other  income  in  1997  and  1996  includes   nonrecurring   gains  of
approximately $1.1 million and $1.5 million, respectively, from collections on impaired notes and favorable settlements of Old Buckhead claims.


         Other operating and administrative expenses increased in 1997 to approximately $2.6 million from $1.0 million in 1996. The substantial portion of this increase is attributable to the acquisition of Lodge Keeper's hotel management operations. Such expenses are expected to increase in 1998 as a result of owning the operations for a full year and to a lesser extent as a result of payroll increases.

         Interest expense in 1997 increased to approximately $1.6 million from $1.5 million in 1996. The increase is attributable to the additional debt from the Lodge Keeper and Hatfield acquisitions offset somewhat by the payoff of Trilon in November 1996 and the release of a debt obligation in connection with a sale of a hotel in December 1996. The Company has approximately $4.5 million of debt obligations which are floating rate (prime plus 1%). The remainder of the Company's debt obligations are fixed rate (8% to 9.55%). Interest expense in 1998 is expected to increase as a result of the obligations added in 1997 being outstanding for a full year. Management considers the present borrowing rates and availability of hotel financing to be favorable, thus increasing the likelihood of further hotel acquisitions.

         Similarly, depreciation and amortization expenses increased in 1997 as a result of the hotel acquisitions and should increase further in 1998 as a result of the acquired properties being held for a full year.

     The Company reported no income tax expense in 1996. This was attributable to differences in the book and tax bases of certain assets and liabilities. As previously discussed, the Company recognized a $2,930,000 deferred income tax benefit in 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. SFAS No. 130 is effective for financial statements for years beginning after December 15, 1997. The Company will adopt SFAS No. 130 effective January 1, 1998. YEAR 2000 ISSUES

The Company has evaluated the impact of Year 2000 issues relating to its computer information systems and has determined such impact to be immaterial.




Item 7.  Financial Statements.

ANNUAL FINANCIAL STATEMENTS

     The Company's consolidated financial statements with independent auditors' report thereon are included on the pages which follow.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1997 and 1996


                    With Independent Auditors' Report Thereon



532603.1

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Buckhead America Corporation:


We have audited the accompanying consolidated balance sheets of Buckhead America Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buckhead America Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        KPMG PEAT MARWICK LLP



Atlanta, Georgia
February 27, 1998

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                                 Assets                               1997              1996
                                 ------                               ----              ----
Current assets:
    Cash and cash equivalents, including restricted cash of
      $410,397 in 1997 and $338,882 in 1996 (note 3)                $ 3,281,774      $ 1,801,670
    Investment securities (note 4)                                    3,188,115        3,026,873
    Accounts receivable (note 6)                                      1,049,009          396,870
    Current portions of notes receivable (note 5)                       370,520          466,988
    Other current assets                                                344,207          168,994
                                                                     ----------       ----------
           Total current assets                                       8,233,625        5,861,395

Noncurrent portions of notes receivable (note 5)                        724,307          465,518
Property and equipment, at cost, net of accumulated
    depreciation (notes 6, 8, and 9)                                 34,275,664       18,730,897
Deferred tax assets (note 12)                                         2,930,000                -
Deferred costs, net (note 7)                                          1,933,153        1,650,558
Leasehold interests, net (note 7)                                     2,839,487                -
Other assets (note 7)                                                 1,227,787          326,727
                                                                     ----------        ---------

                                                                    $52,164,023        27,035,095
                                                                     ==========        ==========

                  Liabilities and Shareholders' Equity
                  ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                           $ 3,291,528      $   933,884
    Current portions of notes payable (note 8)                          933,183          337,567
                                                                     ----------       ----------
           Total current liabilities                                  4,224,711        1,271,451

Noncurrent portions of notes payable (note 8)                        27,648,925       12,081,392
Other liabilities                                                       262,567                -
                                                                     ----------       ----------
           Total liabilities                                         32,136,203       13,352,843
                                                                     ----------       ----------

Minority interest in partnership                                        674,269          598,118

Shareholders' equity (notes 10 and 13):
    Series A preferred stock; par value $100; 200,000 shares
      authorized; 30,000 shares issued and outstanding in 1997        3,000,000                -
    Common stock; $.01 par value; 3,000,000 shares
      authorized; 1,949,630 and 1,817,977 shares issued
      and 1,897,780 and 1,771,127 shares outstanding in
      1997 and 1996, respectively                                        19,496           18,180
    Additional paid-in capital                                        6,963,024        6,288,574
    Retained earnings                                                 9,793,352        6,712,073
    Unrealized gain on investment securities                                  -          455,128
    Treasury stock, 51,850 and 46,850 common shares
      in 1997 and 1996, respectively                                   (422,321)        (389,821)
                                                                     ----------       ----------
           Total shareholders' equity                                19,353,551       13,084,134

Commitments (notes 6 and 9)
                                                                     ----------       ----------
                                                                    $52,164,023      $27,035,095
                                                                     ==========       ==========


See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                     Years ended December 31, 1997 and 1996



                                                     1997              1996
                                                     ----              ----


Revenues:
    Hotel revenues                                 $15,590,744      $ 9,979,477
    Investment income                                  784,090        1,042,869
    Franchise fee income                               538,632          554,073
    Gains on property sales (note 6)                   289,300          586,864
    Other income (notes 11 and 14)                   1,613,425        1,709,522
                                                    ----------       ----------
           Total revenues                           18,816,191       13,872,805
                                                    ----------       ----------

Expenses:
    Hotel operations                                11,919,512        7,404,412
    Franchise operations                             1,265,505        1,254,943
    Other operating and administrative (note 14)     2,582,297          934,543
    Depreciation and amortization                    1,204,082          956,900
    Interest                                         1,601,183        1,505,163
                                                    ----------       ----------
           Total operating, administrative, and
               interest expenses                    18,572,579       12,055,961
                                                    ----------       ----------

           Income before income taxes                  243,612      $ 1,816,844

Deferred income tax benefit (note 12)               (2,930,000)               -
                                                    ----------       ----------

           Net income                              $ 3,173,612      $ 1,816,844
                                                    ==========       ==========

Net income per common share (note 10):
    Basic                                          $  1.67          $  1.03
                                                      ====             ====

    Diluted                                        $  1.56          $  1.00
                                                      ====             ====


See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                     Years ended December 31, 1997 and 1996

                                                                                             Unrealized
                                                                    Additional                gain on                    Total
                                              Common    Preferred     paid-in    Retained    investment    Treasury   shareholders'
                                               stock      stock       capital    earnings    securities      stock       equity
                                               -----      -----       -------    --------    ----------      -----       ------

Balances at December 31, 1995                 $18,080           -     6,254,274   4,895,229      51,717    (389,821)   $10,829,479
Issue of 10,000 common shares
    pursuant to exercise of option                100           -        34,300           -           -           -         34,400
Change in unrealized gain on
    investment securities                           -           -             -           -     403,411           -        403,411
Net income                                          -           -             -   1,816,844           -           -      1,816,844
                                               ------   ---------     ---------   ---------    --------   ---------     ----------
Balances at December 31, 1996                  18,180           -     6,288,574   6,712,073     455,128    (389,821)    13,084,134

Issue of 106,320 common shares
    for business acquisition, net of
    5,000 treasury shares acquired              1,063           -       690,017           -           -     (32,500)       658,580
Issue of 25,333 common shares
    pursuant to exercise of options               253           -        97,239           -           -           -         97,492
Issue of 30,000 preferred shares for
    business acquisition, net of
    $112,806 issuance costs                         -   3,000,000      (112,806)          -           -           -      2,887,194
Change in unrealized gain on
    investment securities                           -           -             -           -    (455,128)          -       (455,128)
Preferred stock dividends                           -           -             -     (92,333)          -           -        (92,333)
Net income                                          -           -             -   3,173,612           -           -      3,173,612
                                               ------   ---------     ---------   ---------    --------   ---------     ----------

Balances at December 31, 1997                 $19,496   3,000,000     6,963,024   9,793,352           -    (422,321)   $19,353,551
                                               ======   =========     =========   =========    ========    =========    ==========


See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1997 and 1996

                                                                               1997              1996
                                                                               ----              ----

Cash flows from operating activities:
    Net income                                                                $3,173,612       $1,816,844
    Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
        Depreciation and amortization                                          1,204,082          956,900
        Sales (purchases) of trading securities, net                          (1,631,470)         417,525
        Realized gains on trading securities                                    (146,527)         (24,748)
        Unrealized holding losses (gains) on trading securities                   51,755         (163,103)
        Realized gains on available-for-sale securities                         (455,128)               -
        Gains on property sales                                                 (289,300)        (586,864)
        Gain on note sale                                                       (800,000)        (700,000)
        Minority interest in partnership income                                  121,154          174,725
        Equity in joint venture losses                                           125,487                -
        Deferred income tax benefit                                           (2,930,000)               -
        Change in assets and liabilities, net of effect of acquisitions:
             Accounts receivable                                                (415,596)          19,437
             Accounts payable and accrued expenses                              (162,000)        (753,250)
             Other, net                                                           79,267         (207,514)
                                                                               ---------        ---------
              Net cash (used in) provided by operating activities             (2,074,664)         949,952
                                                                               ---------        ---------

Cash flows from investing activities:
    Note receivable principal receipts                                         1,188,566        3,419,472
    Originations of notes receivable                                            (440,000)        (282,389)
    Acquisitions of businesses and hotels                                     (1,601,815)      (1,163,457)
    Capital expenditures                                                      (1,364,478)      (1,681,306)
    Investments in joint ventures                                               (648,525)        (291,727)
    Investment maturities                                                      1,565,000           90,000
    Proceeds from property sales                                                 348,000        1,342,859
                                                                               ---------        ---------
              Net cash (used in) provided by investing activities               (953,252)       1,433,452
                                                                               ---------        ---------

Cash flows from financing activities:
    Proceeds from notes payable                                                5,396,353          376,769
    Repayments of notes payable                                                 (848,489)      (4,143,064)
    Distribution to minority interest partners                                   (45,003)         (22,500)
    Issuance of common shares                                                     97,492           34,400
    Preferred stock dividends                                                    (92,333)               -
                                                                               ---------        ---------
              Net cash provided by (used in) financing activities              4,508,020       (3,754,395)
                                                                               ---------        ---------

              Net increase (decrease) in cash and cash equivalents             1,480,104       (1,370,991)

Cash and cash equivalents at beginning of year                                 1,801,670        3,172,661
                                                                               ---------        ---------

Cash and cash equivalents at end of year                                      $3,281,774       $1,801,670
                                                                               =========        =========

                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows



Supplemental disclosure of cash flow information -
    cash paid for interest, net of interest capitalized
    of $32,843 in 1997 and $110,412 in 1996             $1,615,431     1,476,618
                                                         =========     =========

Supplemental disclosures of noncash investing and financing activities:

    In May 1997, the Company recorded the following amounts relating to the acquisition of The Lodge Keeper Group, Inc.:

        Costs:
          Cash                                                      $   825,000
          Common stock issued, net of treasury stock acquired           658,580
          Debt assumed                                                4,784,754
                                                                       --------
                                                                    $ 6,268,334
                                                                      =========
           Allocated to:
               Property and equipment                               $ 4,489,490
               Other assets                                           3,127,860
               Working capital deficit                               (1,349,016)
                                                                      ---------

                                                                    $ 6,268,334
                                                                      =========

    In September 1997, the Company recorded the following amounts relating to the acquisition of Hatfield Inns, LLC:

           Costs:
               Cash and payables                                    $ 1,464,293
               Preferred stock issued, net of issuance costs          2,887,194
               Debt assumed or placed                                 6,547,911
                                                                      ---------

                                                                    $10,899,398
                                                                     ==========

           Allocated to:
               Property and equipment                               $10,740,632
               Other assets                                             158,766
                                                                     ----------

                                                                    $10,899,398
                                                                     ==========

                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


    In 1996, the Company recorded the following activity related to noncash and partial cash transactions:

           Acquisition of two hotels through partial cash transactions:
                  Cash paid                                         $ 1,163,457
                  Debt issued                                         3,450,000
                                                                      ----------

                  Property and equipment acquired                   $ 4,613,457
                                                                      ==========

           Sale of two hotels through partial cash transactions:
               Book value of properties sold                        $ 6,297,614
               Debt retired                                          (5,541,619)
                                                                      ----------
                                                                        755,995
               Gains on property sales                                  586,864
                                                                      ----------

               Proceeds from property sales                         $ 1,342,859
                                                                      ==========

           Refinanced debt relating to hotel property:
               New debt issued                                      $ 4,600,000
               Old debt retired                                      (4,000,000)
                                                                      ----------
                                                                        600,000
               New debt issuance costs                                 (223,231)
                                                                      ----------
               Proceeds from property refinancing                   $   376,769
                                                                     ===========



See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996


(1)       THE COMPANY
          -----------

          Buckhead America Corporation (the Company) was created in December 1992 and effectively commenced operations on January 1, 1993. The Company operates in the hospitality industry and its principal holdings include hotels, loans and other investments secured by hotels, hotel management contracts, hotel franchising rights, and other related assets. Its principal product is the Country Hearth Inn midpriced hotel franchise system which the Company acquired in May 1994.

          The primary activities of the Company involve hotel management, hotel franchising, and hotel development/ownership. Expansion of the Country Hearth franchise system is being effected through direct acquisition and conversion of existing hotels and through franchise sales.

          The Company also owns and manages other hotel properties not included in the Country Hearth system. Hotel management operations are conducted through the Company's wholly owned subsidiary, The Lodge Keeper Group, Inc.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          (a)  PRINCIPLES OF CONSOLIDATION
               ---------------------------

          The accompanying financial statements include the accounts of the Company and its consolidated wholly owned subsidiaries. They also include, on a consolidated basis, the accounts of a 55%-owned partnership which owns a hotel subject to a nonrecourse mortgage. The accounts of the partnership are consolidated on a gross basis with the minority partners' interest reflected separately on a net basis.

          (b)  CASH AND CASH EQUIVALENTS
               -------------------------

          Cash and cash equivalents include demand and savings deposits with financial institutions, cash on hand, and funds held by trustees for the benefit of the Company or its creditors. The Company considers all highly liquid instruments with maturities of less than three months to be cash equivalents.

          (c)  NOTES RECEIVABLE
               ----------------

          Notes receivable are recorded at cost, less the related allowance for impaired notes receivable. The Company, considering current information and events regarding the borrowers' ability to repay their obligations, values its notes receivable, for which it is probable that the Company will be unable to collect the full amount due in accordance with the note agreement, at the present value of the expected future cash flows, market price of the loan, if available, or the value of the underlying collateral, if any. The Company does not accrue interest for notes receivable considered to be impaired. Cash receipts on impaired notes receivable is either applied against principal or may be reported as interest income depending on management's judgment as to the collectibility of principal.


                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      (d)   PROPERTY AND EQUIPMENT
            ----------------------

            Property and equipment is stated at cost, including interest and taxes incurred during construction, less accumulated depreciation. Properties acquired by foreclosure are recorded at the lower of cost or fair value at the time of foreclosure.

            Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset.

            Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

      (f)   INVESTMENT SECURITIES
            ---------------------

            The Company classifies its debt and marketable equity securities in one of three categories: trading, available for sale, or held to maturity. The Company has classified all of its investments as either "trading" or "available for sale." Available for sale securities are recorded at fair value with unrealized gains and losses, net of the related tax effect, reported as a separate component of shareholders' equity until realized. Trading securities are also recorded at fair value. Unrealized holding gains and losses on trading securities are included in investment income in the consolidated statements of income.

      (g)   LEASEHOLD INTERESTS
            -------------------

            Leasehold   interests   are   stated  at  cost,   less   accumulated
            amortization. Amortization is calculated on the straight-line method over the expected life of the lease.

      (h)   OTHER ASSETS
            ------------

            Other assets primarily consist of deposits and investments in partnerships or corporate joint ventures other than those which are consolidated due to control. Investees in which the Company has the ability to exercise significant influence are accounted for using the equity method.



                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      (i)  INCOME TAXES
           ------------

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

      (j)  TREASURY STOCK
           --------------

           Treasury stock is stated at cost. In noncash exchanges, fair value represents cost.

      (k)  REVENUE RECOGNITION
           -------------------

           Hotel revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room and utilizes the hotel's services.

           Initial hotel franchise fees are recognized as income upon receipt as the Company has no future obligations associated with the initial fees. The Company also receives continuing royalty, marketing, and other fees based upon a percentage of each hotel's gross revenues. These continuing fees are recognized when earned.

           Investment income is recognized as earned.

      (l)  MARKETING COSTS
           ---------------

           The Company incurs costs for various marketing and advertising efforts. All costs related to marketing and advertising are expensed in the period incurred. Marketing costs amounted to $368,289 and $397,555 for the years ended December 31, 1997 and 1996, respectively, and are included in franchise operations expense in the accompanying consolidated statements of income.

      (m)  FAIR VALUE OF FINANCIAL INSTRUMENTS
           -----------------------------------

           Management believes that the carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, current portions of notes receivable and payable are reasonable approximations of their fair value because of the short-term nature of these instruments.


                                                                     (Continued)

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

           The fair values of investment securities (both trading and available-for-sale) are based on quoted market prices at the reporting date for those or similar investments. The fair values of the Company's investment securities are disclosed in note 4.

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

      (n)  RECLASSIFICATIONS
           -----------------

           Certain reclassifications have been made to the 1996 balances to conform with classifications adopted in 1997.

      (o)  USE OF ESTIMATES
           ----------------

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (p)  STOCK OPTIONS
           -------------

           Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma provisions of SFAS No. 123.

                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      (q)  EARNINGS PER SHARE
           ------------------

           In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share. SFAS No. 128 supersedes APB Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. All prior period EPS data has been restated to conform with SFAS No. 128.

      (r)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
           --------------------------------------------------------------------
           OF
           --

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

      (s)  RECENT ACCOUNTING PRONOUNCEMENTS
           --------------------------------

           In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. SFAS No. 130 is effective for financial statements for years beginning after December 15, 1997. The Company will adopt SFAS No. 130 effective January 1, 1998.


                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3)    CASH AND CASH EQUIVALENTS
       -------------------------

       Cash and cash equivalents at December 31, 1997 and 1996 included the following:

                                                             1997         1996
                                                             ----         ----

           Unrestricted cash:
             Demand deposits, money market funds,
               and overnight investments                 $ 2,264,632  $1,244,396
             Hotel demand deposits, savings accounts,
               and cash on hand                              606,745     218,392
                                                           ---------   ---------
                                                           2,871,377   1,462,788
                                                           ---------   ---------
           Restricted cash:
             Unsettled claim reserves (a)                     27,282      18,308
             Mortgage-related escrows (b)                    330,625     320,574
             Insurance deposits (c)                           52,490           -
                                                           ---------   ---------
                                                             410,397     338,882
                                                           ---------   ---------

                                                         $ 3,281,774  $1,801,670
                                                           =========   =========

           (a) The Company acts as a trustee and administers certain aspects of claims asserted in the bankruptcy of the entity formerly known as Days Inns of America, Inc. (the Days Bankruptcy). The residual amounts, if any, in certain of the related reserve accounts inure to the benefit of the Company (note 11). Accordingly, these accounts, along with the related liabilities, are reflected in the accompanying consolidated balance sheets. Such liabilities, which equal the restricted cash balances, are included in accounts payable and accrued expenses.

           (b) Mortgage-related escrows are standard reserve accounts held by or on behalf of the holders of mortgages on certain Company properties (note 8). Such amounts are restricted to the payment of insurance, property taxes, and/or property and equipment replacements and enhancements relating to the mortgaged properties.

           (c) The Company is self-insured for workers' compensation liabilities relating to certain employees in certain locations. Some states require deposits be made by self-insuring companies. Such deposits are restricted to the payment of workers' compensation claims which are otherwise not settled.


                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)    INVESTMENT SECURITIES
       ---------------------

       The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for trading and available-for-sale securities by investment type and class of investment at December 31, 1997 and 1996, were as follows:

                                                   1997
                                     ___________________________________________
                                                   Gross       Gross
                                                 unrealized  unrealized
                                      Amortized    holding    holding    Fair
                                         cost        gains     losses    value
                                      ---------  ----------  ----------  -------
           Trading securities:
             U.S. government and
              agency obligations   $ 2,962,739       -         -      $2,962,739
             Equity securities          10,763     216,779  (2,166)      225,376
                                    ----------     -------  -------    ---------

                    Total          $ 2,973,502     216,779  (2,166)   $3,188,115
                                     =========     =======   ======    =========


                                                    1996
                                   _____________________________________________
                                                    Gross      Gross
                                                 unrealized  unrealized
                                    Amortized      holding     holding    Fair
                                      cost          gains      losses     value
                                    _________    __________   __________  ______
           Trading securities:
               U.S. government and
                 agency obligations $ 1,184,742       -        -      $1,184,742
               Equity securities         10,763     268,703  (2,335)     277,131
                                     ----------     -------  -------   ---------
                                      1,195,505     268,703  (2,335)   1,461,873

           Available-for-sale securities:
               IRBs ($1,565,000 par
                 value)               1,109,872     455,128     -      1,565,000
                                      ---------     -------   ------   ---------

                    Total            $2,305,377     723,831   (2,335) $3,026,873
                                      =========     =======    ======  =========

       At December 31, 1997 and 1996, all investments are classified as short-term.

       The IRBs were secured by a Days Inn hotel located in Birmingham, Alabama and were called at par on February 1, 1997. Investment income in 1997 includes a realized gain of $455,128 resulting from the call of the IRBs.


                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Equity securities are primarily concentrated in hospitality related companies.

       Proceeds from the sale of trading securities were $2,600,000 and $3,887,000 in 1997 and 1996, respectively. Net realized gains calculated on a specific identification basis and included in investment income in 1997 was $146,527 and in 1996 was $24,748.

       The Company owned the equity certificates representing the residual interest in the Days Inns Mortgage Trust ("DIMT"), a special-purpose CMO Trust. The Company initially recorded the investment at zero which was the estimated net realizable value of the certificates. During 1996, the Company sold an option to purchase the equity certificates to a DIMT bondholder. As a result of the sale of the option, the Company reclassified its investment in DIMT from available for sale to trading, and the option price of $275,000 is included in 1996 investment income. In February 1997, the option was exercised and the Company sold the DIMT equity certificates for $100,000. Such amount is included in unrealized holding gains on trading securities at December 31, 1996.

(5)    NOTES RECEIVABLE
       ----------------

       Notes receivable at December 31, 1997 consist of the following:

                                                      Other
                                      Secured         notes          Total
                                      -------         -----          -----
         Principal balances        $    232,048       920,653    $ 1,152,701
         Less allowances                 40,856        17,018         57,874
                                      ---------    ----------     ----------
                                        191,192       903,635      1,094,827

         Less current portions          191,192       179,328        370,520
                                        -------       -------     ----------

         Noncurrent portions       $          -       724,307    $   724,307
                                      =========       =======     ==========

         Number of notes                4               9              13
                                        =               =              ==


       Notes receivable at December 31, 1996 consist of the following:

                                                      Other
                                      Secured         notes          Total
                                      -------         -----          -----
         Principal balances         $ 1,849,254       525,062     $ 2,374,316
         Less allowances              1,341,810       100,000       1,441,810
                                      ---------       -------       ---------
                                        507,444       425,062         932,506
         Less current portions          359,481       107,507         466,988
                                      ---------       -------       ---------

         Noncurrent portions         $  147,963       317,555      $  465,518
                                      =========       =======       =========

         Number of notes                 6              2               8
                                         =              =               =


                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The secured notes are primarily collateralized by mortgages on hotel properties.

       The recorded investment in notes receivable for which an impairment has been recognized as of December 31, 1997 and 1996 was approximately $17,018 and $1,290,954, respectively, and the Company has fully reserved for these notes. Cash received in payment of impaired loans during 1997 and 1996 amounted to $806,199 and $831,468, respectively, and is included in other income in the accompanying consolidated statements of income.

       The activity in the allowance for doubtful notes receivable for the years ended December 31, 1997 and 1996 was:

                                                                       1997            1996
                                                                       ----            ----
       Allowance for doubtful notes at beginning of year            $ 1,441,810     $2,380,450
       Allowance allocated to impaired notes acquired in
           business combination                                          41,196              -
       Write-downs charged against the allowance                       (618,933)      (107,172)
       Collections on impaired notes                                   (806,199)      (831,468)
                                                                       ---------     ----------

       Allowance for doubtful notes at end of year                  $    57,874     $1,441,810
                                                                        ========     =========

(6)    PROPERTY AND EQUIPMENT
       ----------------------

       Property and equipment at December 31, 1997 and 1996 consist of the following:

                                                                       1997            1996
                                                                       ----            ----
        Hotel properties:
         Country Hearth Inn in Atlanta, Georgia:
            Land and building                                       $ 3,910,363      $ 3,729,808
            Furniture, fixtures, and equipment                           61,240           92,623
                                                                     -----------      ----------
                                                                      3,971,603        3,822,431
               Accumulated depreciation                                (137,550)         (18,500)
                                                                     -----------      ----------
                                                                      3,834,053        3,803,931
                                                                     -----------      -----------
         Country Hearth Inn in Dalton, Georgia:
               Land and building                                      1,952,639        1,821,040
               Furniture, fixtures, and equipment                       300,660          100,000
                                                                     -----------      -----------
                                                                      2,253,299        1,921,040
               Accumulated depreciation                                 (72,686)              -
                                                                     -----------      ----------
                                                                      2,180,613        1,921,040
                                                                     -----------      ----------
         Country Hearth Inn in Orlando, Florida:
               Land and building                                      6,932,578        6,909,268
               Furniture, fixtures, and equipment                       933,259          546,419
                                                                     -----------      -----------
                                                                      7,865,837        7,455,687
               Accumulated depreciation                              (1,319,416)      (1,080,268)
                                                                     -----------      -----------
                                                                      6,546,421        6,375,419
                                                                     -----------      -----------

                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

        Three Country Hearth Inns in southeastern
            Texas:
               Land and buildings                                  $  3,033,000      $ 3,033,000
               Furniture, fixtures, and equipment                       537,995          522,793
                                                                    -----------       ----------
                                                                      3,570,995        3,555,793
               Accumulated depreciation                                (318,500)        (162,500)
                                                                    -----------       ----------
                                                                      3,252,495        3,393,293
                                                                    -----------       ----------
         Eight Country Hearth Inns in Kentucky
            and Missouri:
               Land and buildings                                     9,744,326                -
               Furniture, fixtures, and equipment                     1,363,557                -
                                                                     11,107,883                -
               Accumulated depreciation                                (129,000)               -
                                                                     10,978,883                -

         Days Inn in Daytona, Florida:
            Land and building                                         3,029,895        3,025,591
            Furniture, fixtures, and equipment                          338,363          326,729
            Capital lease assets                                         49,110               _-
                                                                     ----------       ----------
                                                                      3,417,368        3,352,320
            Accumulated depreciation and amortization                  (455,052)        (359,391)
                                                                     ----------       ----------
                                                                      2,962,316        2,992,929

         Extended-stay facility in St. Louis, Missouri:
            Land and building                                         3,382,966                -
            Furniture, fixtures, and equipment                          111,785                -
                                                                      3,494,751                -
            Accumulated depreciation                                    (53,457)               -
                                                                      3,441,294                -
         Seventeen leased hotel properties in the Midwest:
            Leasehold improvements                                      383,837                -
            Furniture, fixtures, and equipment                          257,202                -
            Capital lease assets                                        156,268                -
                                                                     ----------       ----------
                                                                        797,307                -
            Accumulated depreciation and amortization                   (95,892)               -
                                                                        701,415                -

         Corporate offices:
            Leasehold improvements                                       60,985                -
            Furniture, fixtures, and equipment                          145,539           73,785
                                                                        206,524           73,785
            Accumulated depreciation                                    (79,239)         (45,000)
                                                                     ----------       ----------
                                                                        127,285           28,785
                                                                     ----------       ----------

         Land held for sale                                             250,889          215,500
                                                                     ----------       ----------

                    Total property and equipment                   $ 34,275,664     $ 18,730,897
                                                                     ==========       ==========

                                                                     (Continued)

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

          In August 1996, the Company acquired a 96-room hotel in Dalton, Georgia formerly known as the Sunset Inn. The $1,400,000 purchase price was partially funded by a $1,050,000 first mortgage loan from a local bank and a seller-provided $70,000 purchase money note (note 8). The remainder was paid in cash. The Company completed renovations and refurbishments in February 1997 and converted the hotel to a Country Hearth Inn. Expenditures for such amounted to approximately $850,000. The operations of the hotel are included in the 1996 consolidated income statement from the date of acquisition. A $262,500 second mortgage was added in 1997 (note 8).

          In May 1995, the Company acquired majority ownership in a 150-room hotel in Orlando, Florida formerly known as the Heritage Inn. Immediately upon acquisition, the hotel was converted to operate as a Country Hearth Inn. The hotel secures a first mortgage loan (note 8).

          In December 1995, the Company purchased three Homeplace Inn hotel properties in southeastern Texas from affiliates of American Liberty Hospitality, Inc. (ALH). The three hotels secure a first mortgage loan (note 8). Immediately upon acquisition, the acquired hotels along with three other ALH owned Homeplace Inn properties were converted to operate as Country Hearth Inns under license agreements with the Company. ALH continues to manage the hotels under agreements which provide for management fees equal to 4% of gross revenues.

          The  180-room   hotel  in  Daytona,   Florida  was  acquired   through
          foreclosure in 1993. The Company's foreclosure was completed subject to a first mortgage note payable (note 8).

          In May 1997, the Company acquired The Lodge Keeper Group, Inc. of Prospect, Ohio ("Lodge Keeper"). The purchase price totaled approximately $6.3 million consisting primarily of cash of $825,000, 106,320 shares of common stock of the Company, and the assumption of approximately $4.8 million of debt (note 8). Lodge Keeper operated 18 hotels under long-term leases, held management contracts on six Country Hearth Inn hotels, and owned one independent hotel, among other assets. The acquisition has been accounted for using the purchase method and Lodge Keeper's results of operations are included in the Company's financial statements from the acquisition date.

          In September 1997, the Company acquired Hatfield Inns, LLC ("Hatfield"). The purchase price totaled approximately $11 million consisting primarily of cash and payables of $1.5 million, $3 million of preferred stock issued by the Company (note 10), and the assumption or placement of approximately $6.5 million of debt (note 8). Hatfield owned eight 40-unit hotel properties located in Kentucky and Missouri. The Company has converted all eight properties into Country Hearth Inns and intends to use the plans and design rights which were also acquired to develop and construct additional properties. The acquisition has been accounted for using the purchase method and Hatfield's results of operations are included in the Company's financial statements from the acquisition date.


                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


          All of the above described business and hotel acquisitions were accounted for using the purchase method. The following table presents, on an unaudited pro forma basis, the Company's 1997 and 1996 consolidated revenues, net income, and net income per share that would have been reported if all of these transactions had occurred at the beginning of the periods presented. The unaudited pro forma results are not necessarily indicative of the results which will occur in the future.

                                                       For the year ended
                                                          December 31,
                                                       ------------------
                                                    1997               1996
                                                    ----               ----
             Revenues                            $ 23,312,916      $27,818,502
             Net income                             3,501,861        2,368,268
             Basic net income per share               1.73              1.17
             Diluted net income per share             1.48              1.07


          In 1997, the Company recognized a gain of $289,300 as a result of the taking of a parcel of land by the Commonwealth of Virginia under eminent domain statutes. Compensation proceeds of $348,000 are included in accounts receivable in the accompanying consolidated balance sheet at December 31, 1997.

          A 150-room hotel in Miami, Florida was sold in December 1996 resulting in a gain of $445,761.

          In 1996, the Company acquired and sold a hotel in Lake Park, Georgia resulting in gain of $141,103.

(7)       DEFERRED COSTS, LEASEHOLD INTERESTS, AND OTHER ASSETS
          -----------------------------------------------------

          Deferred costs at December 31, 1997 and 1996 consist of the following:


                                                        1997           1996
                                                        ----           ----

           Country Hearth Inn franchise system:
               Trademark rights                      $  584,300   $   584,300
               Franchise licenses                       939,778       931,117
               Other deferred costs                     162,338       142,243
                                                      ---------    ----------
                                                      1,686,416     1,657,660
           Accumulated amortization                    (350,334)     (230,333)
                                                      ---------    ----------
                                                      1,336,082     1,427,327
           Unamortized debt issue costs                 597,071       223,231
                                                      ---------    ----------

                                                     $1,933,153    $1,650,558
                                                      =========     ==========

                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Leasehold interests represent the cost of leasehold rights in real property acquired by the Company and consist of the following at December 31, 1997 and 1996:


                                                                                 1997          1996
                                                                                 ----          ----
           Leasehold interests                                           $     2,927,409   $     -
           Accumulated amortization                                              (87,922)        -
                                                                            ------------       ---

                                                                         $     2,839,487         -

       Other assets at December 31, 1997 and 1996 consist of the following:

                                                                                  1997          1996
                                                                                  ----          ----

           Contract deposits                                              $       68,677   $   35,000
           Investments in joint ventures                                       1,135,269      291,727
           Other                                                                  23,841            -
                                                                               ---------      -------

                                                                          $    1,227,787   $  326,727
                                                                               =========      =======

(8)    NOTES PAYABLE
       -------------

       Notes payable at December 31, 1997 and 1996 consist of the following:

                                                                              1997               1996
                                                                              ----               ----
           First mortgage note payable (Daytona)                          $  2,088,599      $  2,108,868
           First mortgage note payable (Texas)                               2,305,258         2,355,362
           First mortgage note payable (Orlando)                             4,518,726         4,593,580
           First mortgage note payable (Atlanta)                             2,131,037         2,170,713
           First mortgage note payable (Dalton)                              1,027,845         1,046,148
           Second mortgage note payable (Dalton)                               262,079                 -
           First mortgage notes payable (Kentucky)                           2,387,964                 -
           First and second mortgage notes payable
              (Kentucky/ Missouri)                                           4,461,975                 -
           First mortgage note payable (St. Louis)                           1,786,268                 -
           Unsecured subordinated debt                                       2,232,258                 -
           Convertible debentures, net of unamortized
              discount                                                       4,900,555                 -
           Construction loan (Kentucky)                                         23,391                 -
           Capital lease obligations (note 9)                                  142,083                 -
           Other notes payable                                                 314,070           144,288
                                                                            ----------        ----------
                                                                            28,582,108        12,418,959
           Less current portions                                               933,183           337,567
                                                                            ----------        ----------

           Noncurrent portions of notes payable                           $ 27,648,925       $12,081,392
                                                                            ==========        ==========


          The Daytona first mortgage note payable is secured by the Daytona hotel property. The note bears interest at 8% and requires monthly payments of $15,850 until April 1999 at which time the then remaining balance is due and payable.


                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       The Texas first mortgage note payable is secured by the Texas hotel properties. The note bears interest at 9.056% and requires monthly payments of $21,680 until December 2002 at which time the then remaining balance is due and payable.

       The Orlando first mortgage note payable is secured by the Orlando hotel property. The note bears interest at 9.55% and requires monthly payments of $43,028 until December 2016.

       The Atlanta first mortgage note payable is secured by the Atlanta hotel property. The note bears interest at 9.5% and requires monthly payments of $20,350 until August 2016.

       The Dalton first and second mortgage notes payable are secured by the Dalton hotel property. The first mortgage note payable bears interest at 9.15% and requires monthly payments of $9,549 until September 2001 at which time the then remaining balance is due and payable. The second mortgage note payable bears interest at 8.74% and requires monthly payments of $2,313 until September 2001 at which time the then remaining balance is due and payable.

       The Kentucky first mortgage notes payable consist of three notes secured by three hotels in Kentucky with an aggregate book value at December 31, 1997 of approximately $4.1 million. The notes are cross-collateralized, bear interest at 9.18%, and require aggregate monthly payments of $21,826 until October 2007 at which time the then remaining balances are due and payable.

       The Kentucky/Missouri first and second mortgage notes payable consist of six notes secured by five hotels in Kentucky (2) and Missouri (3) with an aggregate book value at December 31, 1997 of approximately $6.7 million. The notes bear interest at prime plus 1% (9.5% at December 31, 1997), require aggregate monthly payments of $47,188, and mature at various dates (1999-2015).

       The St. Louis first mortgage note payable is secured by the St. Louis extended-stay facility. The note bears interest at 8.5% and requires monthly payments of $13,178 until February 2004 at which time the then remaining balance is due and payable.

       The unsecured subordinated debt consists of five notes assumed as part of the Lodge Keeper acquisition. The notes are due in varying amounts of monthly and quarterly payments and mature at various dates through December 2002. The stated balances represent the present value of amounts to be paid at a discount rate of 9%.

       The convertible debentures, which were issued to investment funds managed by a related party (note 14), consist of four notes aggregating $5,000,000 net of unamortized original issue discount of $99,445. The notes bear interest at 8%, are unsecured, require quarterly interest only payments, and are due December 2002. Under the debenture agreements, the holders also have certain rights of conversion (note 10).


                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       In connection with the construction of a Country Health Inn in Nicholasville, Kentucky, the Company entered into a construction loan secured by the hotel property under construction with a total commitment of $1,000,000. Borrowings under the loan bear interest at prime plus 1% (9.5% at December 31, 1997) with required monthly interest only payments until maturity in October 2001.

       The combined aggregate amount of maturities for all notes payable for each of the next five years and thereafter is as follows:

                                                     Minimum
           Year ending December 31,                  amount
           ------------------------                  -------

                    1998                          $   933,183
                    1999                            3,559,618
                    2000                            2,662,949
                    2001                            2,243,558
                    2002                            8,031,311
                    Thereafter                     11,151,489
                                                   ----------
                                                  $28,582,108

(9)       LEASES
          ------

          The Company leases certain equipment under agreements that are classified as capital leases. The leases have terms ranging from three to seven years and have purchase options at the end of the original lease terms.

          Capital lease assets included in property and equipment at December 31, 1997 and 1996, are as follows:

                                                   1997             1996
                                                   ----             ----

           Equipment                           $  205,378        $    -
           Accumulated amortization               (20,836)            -
                                                 ---------           ---

                                               $  184,542             -
                                                  =======         $  ===

          The Company operates several of its locations in leased facilities. Lease terms range from 10 to 30 years with options to renew at varying terms. Certain of the leases provide for contingent payments based upon a percent of sales. Some leased vehicles and equipment are classified as operating leases.

                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


          Future minimum payments, by year and in the aggregate, under noncancelable capital leases and operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1997:

                            Year ending                  Capital       Operating
                           December 31,                  leases          lease
                           ____________                  _______       _________

           1998                                         $  107,257  $  1,635,971
           1999                                             24,785     1,514,449
           2000                                             19,818     1,461,854
           2001                                             14,449     1,381,353
           2002                                              9,631     1,337,637
           Subsequent years                                      -     7,137,361
                                                           -------    ----------
                      Total minimum lease payments         175,940    14,468,625
                                                                      ==========
           Less estimated executory costs                    8,826
                                                           -------

           Net minimum lease payments                      167,114
           Amounts representing interest                   (25,031)
                                                           --------
           Present value of net minimum payments           142,083
           Current portions                                (89,551)
                                                           --------
           Long-term capitalized lease obligation       $   52,532
                                                         ==========

          The Company  remains  contingently  liable for future  minimum  rental
          payments  of  $581,174  on  subleased  and  assigned   properties  and
          equipment in the event of default by the sublessees and assignees.

          Rental expense, including contingent rentals of $109,489 and net of sublease rentals of $84,741, for all operating leases was $1,356,003 in 1997. Rental expense for all operating leases in 1996 was immaterial.

          Leases described in the preceding paragraphs include leases between the Company and operating companies whose shareholders are common stockholders of the Company. Such amounts totaled $33,745 in 1997. Total future minimum payments under these related party leases amount to $264,163.

(10)      CAPITAL STRUCTURE AND NET INCOME PER SHARE
          ------------------------------------------

          Series A Preferred Stock
          ------------------------

          In connection with the Hatfield acquisition (note 6), the Company issued 30,000 shares of Series A (par value $100) preferred stock. The Series A preferred stock is nonvoting and accrues cumulative dividends at the rate of 10%, payable when and to the extent declared by the Company's Board of Directors. All accrued but unpaid dividends of the Series A preferred stock must be paid in full before any cash dividend may be declared on the Company's common stock. As of December 31, 1997, there were no cumulative preferred dividends in arrears.

                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


          In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, the holders of the Series A preferred stock shall be entitled to receive, prior and in preference to any distribution to the holders of the Company's common stock, an amount equal to the par value of the preferred shares held plus any unpaid cumulative dividends.

          At any time after September 17, 2004, each holder of Series A preferred stock may convert any or all such stock, at par, into common shares of the Company. The conversion price for such common shares shall be the market price of such shares immediately prior to conversion.

          At any time after September 17, 2004, the Company may convert all of the Series A preferred stock, at 110% of par, into common shares of the Company. The conversion price for such common shares shall be the market price of such shares immediately prior to conversion. If the Company converts the Series A preferred stock into common shares of the Company, the holders of such converted shares have certain rights for a limited time period to put the shares back to the Company for cash.

          Convertible Debentures
          ----------------------

          The convertible debentures (note 8) are convertible into common shares of the Company any time at the option of the holder at a price of $9 per share. If all such debentures were converted, an additional 555,555 shares of common stock would be issued.


                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Net Income Per Share
       --------------------

       The following table sets forth the computations of basic and diluted net income per common share for the years ended December 31, 1997 and 1996:



                                                                  1997                1996
                                                                  ----                ----

Numerator:
  Net income                                              $   3,173,612            $1,816,844
  Less Series A preferred stock dividends                       (92,333)                  -
                                                              ----------            --------
  Numerator for basic net income per common
     share                                                    3,081,279             1,816,844
  Add back Series A preferred stock dividends
     (assumed converted)                                         92,333                   -

  Numerator for diluted net income per common
     share                                                $   3,173,612            $1,816,844
                                                              =========             =========

Denominator:
  Denominator for basic net income per common share:
       Actual weighted-average shares outstanding             1,844,098             1,767,720
       Effect of dilutive securities:
         Series A preferred stock                               122,178               -
         Outstanding stock options                               63,470                46,790
                                                              ---------             ---------

       Denominator for diluted net income per
         common share                                         2,029,746             1,814,510
                                                              =========             =========

Net income per common share:
  Basic                                                         $  1.67                $ 1.03
                                                                   ====                  ====


  Diluted                                                       $  1.56                 $ 1.00
                                                                   ====                   ====


       The assumed conversion of the convertible debentures was excluded from the computation of diluted net income per common share because the effect would be antidilutive.

(11)   OTHER INCOME
       ------------

       Other income includes $806,199 in 1997 and $831,468 in 1996 relating to collections on impaired loans (note 5). Other income in 1997 includes hotel management fees of $254,954. Other income in 1997 and 1996 also includes $330,540 and $721,117, respectively, from favorable settlements of Days Bankruptcy claims and changes in estimates of allowed amounts of remaining unsettled claims (note 3).

                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)   INCOME TAXES
       ------------

       Total income tax expense (benefit), principally Federal, recognized differs from the amount computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:


                                                                        1997              1996
                                                                        ----              ----

           Computed "expected" tax expense                           $    83,000       $ 618,000
           Increase (reduction) in income taxes resulting from:
               State taxes, net of Federal tax benefit                     7,000          39,000
               Income not subject to taxation                                  -        (282,000)
               Change in valuation allowance for deferred
                 tax assets                                           (3,020,000)       (375,000)
                                                                       ---------        --------

                                                                     $(2,930,000)      $       -
                                                                       =========        ========

       At December 31, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $10.1 million which is available to offset future taxable income, if any, through 2012.

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1997 and 1996 are presented below:


                                                                      1997              1996
                                                                      ----              ----

         Deferred tax assets:
             Notes receivable allowances                            $    10,000      $   500,000
             Net operating loss carryforwards                         3,450,000       14,550,000
             Effect of state income taxes                               400,000          400,000
                                                                      ----------      -----------
                  Total deferred tax assets                           3,860,000       15,450,000

             Less valuation allowance                                         -        3,950,000
                                                                      ----------      -----------
                  Net deferred tax assets                             3,860,000       11,500,000

         Deferred tax liabilities:
                  Partnership losses                                          -      (11,500,000)
                  Property and equipment basis differences             (930,000)               -
                                                                      ----------      -----------
                  Net deferred tax assets                           $ 2,930,000      $         -
                                                                      ==========      ===========


                                                                    (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     The valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was $- 0- and $3,950,000, respectively. The net change in the total valuation allowance for the year ended December 31, 1997 was a decrease of $3,950,000 and for year ended December 31, 1996 was a decrease of $375,000. Approximately $930,000 of the 1997 decrease was attributable to the Hatfield acquisition (note 6) - (see below).

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the Company during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in determining the valuation allowance.

     During 1997, the Company sold two wholly owned subsidiaries which held the investment in DIMT (note 4). DIMT was treated as a partnership for income tax purposes and had produced significant tax purpose net operating losses
     (NOLs) totaling approximately $34 million through December 31, 1996. These NOLs had no impact on the Company's book provision for regular taxes because the ultimate dissolution of the partnership would result in immediate gain recognition for a comparable amount. Because of NOL limitations, the Company was exposed, however, to significant potential future alternative minimum tax liability. All of these tax attributes accompanied the DIMT interest with its sale, and the Company's tax position is no longer impacted by DIMT.

     Also during 1997, the Internal Revenue Service commenced and completed an examination of the Company's 1994 federal income tax return. No changes to the Company's return, as filed, were made or proposed.

     The Hatfield acquisition (note 6) was structured as a tax-free merger; thus, the Company's tax basis in the assets acquired were not stepped-up to fair market value. The resulting deferred tax liability was offset, however, by a reduction in the Company's deferred tax asset valuation allowance of $930,000.

     The Lodge Keeper acquisition was similarly structured; thus, there were deferred tax liabilities relating to differences in book and tax bases of the assets acquired. Lodge Keeper, however, had NOLs available to offset such built-in gains; thus, no net deferred tax impact from the Lodge Keeper acquisition was recognized by the Company.

     In evaluating the impact of the above events in conjunction with recent trends in the Company's operations, specifically franchising activities and hotel development, management had determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Such determination was made in the fourth quarter of 1997, resulting in the recognition of a $2,930,000 deferred income tax benefit. Although no assurances can be made, realization of the Company's deferred tax assets should occur if the Company generates approximately $10 million of taxable income over the next 15 years.


                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(13)   STOCK OPTION PLAN
       -----------------

       The Company's 1995 Stock Option Plan (the 1995 Plan) authorized the issuance of options for up to 170,000 shares of the Company's common stock. The Company's 1997 Stock Option Plan (the 1997 Plan) authorized the issuance of options for up to 80,000 shares of the Company's common stock. Granted options vest one-third immediately, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date. The exercise price for all options represents the fair value of the common stock at the grant date. All 1995 Plan options terminate five years after vesting, or earlier under certain conditions. All 1997 Plan options terminate ten years after vesting, or earlier under certain conditions.

       The granted stock option activity is as follows:

                                                  Number        Weighted-average
                                                 of shares       exercise price
                                                 ---------      ----------------

             Balance at December 31, 1995         110,000         $   3.44
               Granted in 1996                     56,000             5.69
               Exercised in 1996                  (10,000)            3.44
                                                  -------             ----
             Balance December 31, 1996            156,000             4.25

               Granted in 1997                     77,000             6.88
               Exercised in 1997                  (25,333)            3.85
               Forfeited in 1997                   (1,667)            5.38
                                                 ---------            ----

             Balance December 31, 1997            206,000         $   5.27
                                                  =======             ====

       The following table summarizes information concerning stock options outstanding as of December 31, 1997:



                                                    Outstanding                                Exercisable
                                        _____________________________________      __________________________________

                                           Weighted-            Weighted-                                 Weighted-
     Range of                               average              average                                   average
     exercise                              remaining            exercise                                  exercise
      prices         Shares                  life                 price               Shares                price
     ________        ______               __________            _________             ______               _________

    $  3.44          80,000               3.3 years              $ 3.44               80,000              $   3.44
 $5.38 - 6.25        49,000               4.5 years                5.74               32,667                  5.74
    $  6.88          77,000               10.5 years               6.88               25,667                  6.88
                    -------                                        ----              -------
                    206,000                                      $ 5.27              138,334
                    =======                                        ====              =======


                                                                    (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       No compensation expense has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value methodology prescribed under SFAS No. 123, the Company's net income would have been reduced by approximately $73,000 or approximately $0.04 per common share (basic and diluted) in 1997 and reduced by approximately $44,000, or approximately $0.02 per common share (basic and dilutive) in 1996. The effects of either recognizing or disclosing compensation cost under SFAS No. 123 may not be representative of the effects on reported net income for future years. The fair value of the options granted during 1997 is estimated as $2.16 on the date of grant using the Black-Sholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 20%, risk-free interest rate of 6.0%, and an expected life of 5 years. The weighted-average fair value of options granted during 1996 is estimated as $0.84 on the date of grant using the Black-Sholes option-pricing model with the following assumptions: dividend yield 0%, volatility 15%, risk-free interest rate of 6.0%, and an expected life of 2 years.

(14)   RELATED PARTY TRANSACTIONS
       --------------------------

       Following the Days Bankruptcy, a trust was created (the Creditors' Trust) to pursue certain claims for the benefit of unsecured creditors. The Company acts as trustee for the Creditors' Trust. The Company was reimbursed $100,000 in 1997 and 1996 for expenses incurred related to the Creditors' Trust. Other operating and administrative expenses in the accompanying 1997 and 1996 consolidated statements of income are presented net of such amounts, respectively.

       The Company performed accounting and tax services for DIMT. Other income in 1997 and 1996 includes $60,000 and $31,025, respectively, for the performance of such services.

       Other notes receivable (note 5) at December 31, 1997 includes $230,221 due from an officer and shareholder of the Company. Such note was originated in connection with the Lodge Keeper acquisition, bears interest at 10%, and is due in monthly installments of $5,312 until June 2002.

       The convertible debentures (notes 8 and 10) were issued to investment funds managed by a subsidiary of Tower Investment Group, Inc. (Tower). Tower owns or controls approximately 15% of the Company's outstanding common stock. An executive officer of Tower is on the Company's Board of Directors.




Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

                                                                    YEAR JOINED
NAME              AGE          POSITION                             THE COMPANY

Robert M. Miller   46          Chairman of the Board of Directors        1992

Douglas C. Collins 45          Director                                  1992
                               President, Chief Executive
                               Officer and Treasurer

Robert B. Lee      43          Director                                  1992
                               Senior Vice President, Chief
                               Financial Officer and Secretary

William K. Stern   71          Director                                  1992

Steven A. Van Dyke 39          Director                                  1997

Ronald L. Devine   54          President - The Lodge Keeper Group        1997

Gregory C. Plank   52          President - BAC Franchising, Inc.         1996

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

     WILLIAM K. STERN. Mr. Stern, a director of the Company, has over forty years of experience in the hospitality industry. He served as Vice President of Loews Hotels and as President of Loews Representation International, Inc. ("LRI"), a separate division of Loews Hotels. In 1987, Mr. Stern established "The Grande Collection of Hotels," a deluxe division of LRI. Mr. Stern also served as the Chief Executive Officer of the Grande Collection division. Mr. Stern has been the owner of Stern Services International, a hotel consulting company, since 1992.

     STEVEN A. VAN DYKE. Mr. Van Dyke, a director of the Company, is the President and Chief Executive Officer of Tower Investment Group, Inc. ("Tower") and has served in that capacity for more than the last five years. Tower is an investment advisor and manages multimillion dollar private equity and debt funds.

     RONALD L. DEVINE. Mr. Devine was the President and Chief Executive Officer of The Lodge Keeper Group, Inc. ("Lodge Keeper") prior to its acquisition by the Company and served in that capacity for more than the last five years. Mr. Devine continues to serve as President of Lodge Keeper and is an executive officer of the Company.

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



     The members of the Company's Board of Directors are elected annually to serve one year terms. The holders of Common Stock will elect a new Board of Directors at the next annual meeting, which is scheduled to occur on or about Thursday, May 28, 1998.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         None.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of copies of forms received by it pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from certain reporting persons, the Company believes that during 1997 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.


                                       14
533311.1

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid by the Company to the named executive officers for the years ended December 31, 1997, 1996 and 1995.


                                                                                   LONG TERM
                                                                                COMPENSATION
                                                                                      AWARDS
                                                        ANNUAL COMPENSATION       SECURITIES       ALL OTHER
NAME AND                                                SALARY         BONUS      UNDERLYING       COMPENSA-
PRINCIPAL POSITION                      YEAR         ($)             ($)         OPTIONS (#)       TION  ($)
----------------------------------------------------------------------------------------------------------------
Douglas C. Collins                      1997          $235,000       94,005       16,000 (c)       $1,500 (d)
Chief Executive Officer                 1996           235,000       72,000        7,000 (c)        4,750 (d)
                                        1995           210,000       82,500       30,000 (c)        4,620 (d)

Robert B. Lee                           1997           105,000       31,502        9,000 (c)        1,449 (d)
Chief Financial Officer                 1996            98,600       22,292        4,000 (c)        3,022 (d)
                                        1995            88,800       17,760       10,000 (c)        2,664 (d)

Gregory C. Plank                        1997           135,000       40,502        6,000 (c)         -
President - Franchising                 1996 (a)        81,000       24,111       15,000 (c)       35,312 (e)

Ronald L. Devine                        1997 (b)        70,240       21,005        9,000 (c)         -
President - Lodge Keeper

  (a) Mr. Plank's employment with the Company began on May 20, 1996.

  (b) Mr. Devine's employment with the Company began on May 8, 1997.

  (c) See "OPTION GRANTS TABLE."

  (d) Employer's portion of 401(k) contribution.

  (e) Relocation allowance.

OPTION GRANTS TABLE

         The following table sets forth the number of shares of Common Stock underlying options granted to the named executive officers during the year ended December 31, 1997.


                                 NUMBER OF             PERCENT OF
                                 SHARES OF                  TOTAL
                                 COMMON STOCK             OPTIONS
                                 UNDERLYING            GRANTED TO        EXERCISE
                                 OPTIONS                EMPLOYEES           PRICE           EXPIRATION
NAME                             GRANTED (#)       IN FISCAL 1997       ($/SHARE)             DATE (G)
------------------------------------------------------------------------------------------------------
Douglas C. Collins               5,333                   9.7%          $ 6.88 (f)        June 26, 2007
                                 5,333                   9.7%          $ 6.88 (f)        June 26, 2008
                                 5,334                   9.7%          $ 6.88 (f)        June 26, 2009

Robert B. Lee                    3,000                   5.5%          $ 6.88 (f)        June 26, 2007
                                 3,000                   5.5%          $ 6.88 (f)        June 26, 2008
                                 3,000                   5.5%          $ 6.88 (f)        June 26, 2009

Gregory C. Plank                 2,000                   3.6%          $ 6.88 (f)        June 26, 2007
                                 2,000                   3.6%          $ 6.88 (f)        June 26, 2008
                                 2,000                   3.6%          $ 6.88 (f)        June 26, 2009

Ronald L. Devine                 3,000                   5.5%          $ 6.88 (f)        June 26, 2007
                                 3,000                   5.5%          $ 6.88 (f)        June 26, 2008
                                 3,000                   5.5%          $ 6.88 (f)        June 26, 2009


(f) The exercise price was fixed as the market price at the date of grant.

(g) The options expire ten years after the date they become vested.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

          The following table sets forth the number and fiscal year-end value of unexercised options granted to the named executive officers as of December 31, 1997.

                                    NUMBER OF
                                    SHARES OF
                                 COMMON STOCK                    VALUE OF
                                   UNDERLYING                 UNEXERCISED
                                  UNEXERCISED                IN-THE-MONEY
                                   OPTIONS AT                  OPTIONS AT
                                     FY-END(#)                   FY-END($)

                                  EXERCISABLE/                EXERCISABLE/
          NAME                   UNEXERCISABLE               UNEXERCISABLE

          Douglas C. Collins   40,000 / 13,000            $120,000 / 6,685

          Robert B. Lee         15,667 / 7,333              42,239 / 3,796

          Gregory C. Plank      12,000 / 9,000               9,240 / 5,355

          Ronald L. Devine       3,000 / 6,000                 735 / 1,470

          No options were exercised by the named executive officers during 1997.



COMPENSATION OF DIRECTORS

         Mr. Miller, the chairman of the board of directors of the Company, receives annual fees of $87,000 and $750 per attendance at board of directors meetings.

         Each of the Company's other outside directors, Mr. Stern and Mr. Van Dyke, receive an annual fee of $12,000 and $750 per attendance at board of directors meetings.

         Stern Services International, a company owned by Mr. Stern, received $4,000 in 1997 for consulting services performed for the Company.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE- IN-CONTROL ARRANGEMENTS

          DOUGLAS C. COLLINS. The Company has entered into an employment contract with Mr. Collins for a term which expires in July 1999. If the contract is terminated by the Company (1) prior to the end of its term, (2) other than for cause, and (3) within twelve months following a change-in-control (generally, acquisition of control of over 50% of the Common Stock or a change in a majority of the board of directors), Mr. Collins shall be entitled to the greater of (x) his annual base salary payable through the end of his employment term and (y) one-half of his base salary for the rest of the year in which such termination occurs. If such event occurred as of January 1, 1998, Mr. Collins would be entitled to a payment of $375,000.

          If Mr. Collins terminates his contract (1) between 90 and 120 days following a change-in-control or (2) within 30 days following any demotion, diminution of responsibility or pay or forced relocation occurring within twelve months of a change-in-control, he shall be entitled to the lesser of (x) his annual base salary through the end of his employment term, and (y) one-half of his base salary for the year in which such termination occurs. If such event occurred as of January 1, 1998, Mr.
Collins would be entitled to a payment of $125,000.

          If Mr. Collins' employment is otherwise terminated without cause before the expiration of his employment term, the Company must pay him an amount equal to his annual base salary for the year in which such termination occurs. If such event occurred as of January 1, 1998, Mr. Collins would be entitled to a payment of $250,000.

          ROBERT B. LEE. The Company has entered into an employment contract with Mr. Lee for a term which expires in July 1999. If the contract is terminated by the Company (1) prior to the end of its term, (2) other than for cause, and (3) within twelve months following a change-in-control (generally, acquisition of control of over 50% of the Common Stock or a change in a majority of the board of directors), Mr. Lee shall be entitled to the greater of (x) his annual base salary payable through the end of his employment term and (y) one-half of his base salary for the rest of the year in which such termination occurs. If such event occurred as of January 1, 1998, Mr. Lee would be entitled to a payment of $173,250.

          If Mr. Lee terminates his contract (1) between 90 and 120 days following a change-in-control or (2) within 30 days following any demotion, diminution of responsibility or pay or forced relocation occurring within twelve months of a change-in-control, he shall be entitled to the lesser of (x) his annual base salary through the end of his employment term, and (y) one-half of his base salary for the year in which such termination occurs. If such event occurred as of January 1, 1998, Mr. Lee would be entitled to a payment of $57,750.

          If Mr. Lee's employment is otherwise terminated without cause before the expiration of his employment term, the Company must pay him an amount equal to his annual base salary for the year in which such termination occurs. If such event occurred as of January 1, 1998, Mr. Lee would be entitled to a payment of $115,500.

         GREGORY C. PLANK. The Company has entered into an employment contract with Mr. Plank for a term which expires in April 1999. If the contract is terminated by the Company (1) prior to the end of its term, (2) other than for cause, and (3) within twelve months following a change-in-control (generally, acquisition of control of over 50% of the Common Stock or a change in a majority of the board of directors), Mr. Plank shall be entitled to the greater of (x) his annual base salary payable through the end of his employment term and (y) one-half of his base salary for the rest of the year in which such termination occurs. If such event occurred as of January 1, 1998, Mr. Plank would be entitled to a payment of $200,000.

          If Mr. Plank terminates his contract (1) between 90 and 120 days following a change-in-control or (2) within 30 days following any demotion, diminution of responsibility or pay or forced relocation occurring within twelve months of a change-in-control, he shall be entitled to the lesser of (x) his annual base salary through the end of his employment term, and (y) one-half of his base salary for the year in which such termination occurs. If such event occurred as of January 1, 1998, Mr. Plank would be entitled to a payment of $75,000.

          If Mr. Plank's employment is otherwise terminated without cause before the expiration of his employment term, the Company must pay him an amount equal to his annual base salary for the year in which such termination occurs. If such event occurred as of January 1, 1998, Mr. Plank would be entitled to a payment of $150,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          The following table sets forth information as of February 28, 1998 with respect to the beneficial ownership of shares of the Common Stock held by beneficial owners of more than 5% of the Common Stock. The information set forth below is based upon the Company's stock records and information obtained by the Company from the persons named below. Unless otherwise indicated, each person has sole voting and investment power with respect to such shares.


   NAME AND ADDRESS                    AMOUNT AND NATURE OF            PERCENT
OF BENEFICIAL OWNERSHIP                BENEFICIAL OWNERSHIP           OF CLASS

NY Motel Enterprises                        112,821 - Direct            5.94%
440 West 57th Street
New York, NY   10019

Leon M. & Marsha C. Wagner                  116,025 - (a)               6.11%
1325 Avenue of the Americas
22nd Floor
New York, NY 10019

Hotel-Motel Management Corporation          149,000 - Direct            7.85%
3485 N. Desert Drive - Suite 106
Building 2
East Point, GA  30344

Heartland Advisors, Inc.                    251,200 - Investment       13.24%
790 North Milwaukee Street                            Advisor
Milwaukee, WI 53202

Tower Investment Group, Inc.                817,555 - Investment       33.32%
Suite 270                                             Advisor (b)
777 South Harbour Island Boulevard
Tampa, FL 33602


(a) Mr. Wagner holds 36,632 shares directly and Ms. Wagner, his spouse, holds 12,082 shares directly. They share investment and voting power with respect to 67,311 shares.

(b) Includes 262,000 shares owned by investment funds managed by Tower and 555,555 contingently issuable shares from the conversion of debentures owned by investment funds managed by Tower.

SECURITY OWNERSHIP OF MANAGEMENT

   The following table sets forth, as of February 28, 1998, all beneficial holdings of outstanding Common Stock by the directors and the named executive officers of the Company and all directors and executive officers as a group. The information set forth below is based upon the Company's stock records and information obtained by the Company from the persons named below. Unless otherwise indicated, each person has sole voting and investment power with respect to such shares. The address of each director and executive officer is in care of the Company, Suite 200, 4243 Dunwoody Club Drive, Atlanta, Georgia 30350.



              NAME OF                AMOUNT AND NATURE OF         PERCENT
         BENEFICIAL HOLDER           BENEFICIAL OWNERSHIP         OF CLASS

         Douglas C. Collins                    60,941 - (a)        3.14 %
         Ronald L. Devine                      68,452 - (b)        3.60 %
         Robert B. Lee             30,808 - (c)                    1.61 %
         Robert M. Miller                      49,922 - (d)        2.59 %
         Gregory C. Plank                      14,000 - (e)        0.73 %
         William K. Stern                      37,333 - (f)        1.94 %
         Steven A. Van Dyke                  822,419 - (g)        33.49 %
         Directors and Officers            1,077,367 - (a-g)      41.66 %
         as a group (7 persons)

         (a) Mr. Collins holds 12,100 shares directly and holds 6,508 shares indirectly through DC Hospitality, Inc., which is 85% owned by Mr. Collins and 15% owned by Mr. Lee. Mr. Collins also has the right to acquire an additional 42,333 shares within the next 60 days pursuant to option agreements.

         (b) Mr. Devine holds 65,452 shares directly and has the right to acquire an additional 3,000 shares within the next 60 days pursuant to an option agreement.

         (c) Mr. Lee holds 7,300 shares directly and holds 6,508 shares indirectly through DC Hospitality, Inc., which is 15% owned by Mr. Lee and 85% owned by Mr. Collins. Mr. Lee also has the right to acquire an additional 17,000 shares within the next 60 days pursuant to option agreements.

         (d) Mr. Miller holds 21,255 shares directly and has the right to acquire 28,667 additional shares within the next 60 days pursuant to option agreements.

         (e) Mr. Plank holds 2,000 shares directly and has the right to acquire 12,000 additional shares within the next 60 days pursuant to option agreements.

         (f) Mr. Stern holds 10,000 shares directly and has the right to acquire 27,333 additional shares within the next 60 days pursuant to option agreements.

         (g) Mr. Van Dyke holds 2,531 shares directly and has the right to acquire an additional 2,333 shares within the next 60 days pursuant to an option agreement.. Mr. Van Dyke is the President and Chief Executive Officer of Tower Investment Group, Inc. Tower manages investment funds which own 262,000 shares and have the right to acquire 555,555 within the next 60 days from the conversion of debentures.

CHANGES IN CONTROL

         To the best of the Company's knowledge, there are no arrangements which may result in a change of control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On December 22, 1997, the Company issued $5,000,000 of Convertible Debentures to investment funds managed by Tower Investment Group, Inc. Tower manages investment funds which already owned 262,000 (13.8%) of the outstanding common shares of the Company. Mr. Van Dyke, a director of the Company is the Chief Executive Officer of Tower.

         The related debenture notes bear interest at 8%, payable quarterly in arrears, and are due December 22, 2002. The debentures are convertible into common shares of the Company at any time at $9.00 per share. If all such debentures were converted, an additional 555,555 shares of Common Stock would be issued.

         In connection with the Lodge Keeper acquisition, the Company assumed a lease for office space in Prospect, Ohio. The lease requires annual rent payments of approximately $50,000 through 2001. Members of the immediate family of Mr. Devine, an executive officer of the Company, own 50% of the lessor.

         Also in connection with the Lodge Keeper acquisition, Mr. Devine executed a $250,000 note payable to the Company for certain inventory and equipment which did not relate to Lodge Keeper's primary business. The note bears interest at 10% and is due in monthly installments of $5,312 until June 2002.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   INDEX TO EXHIBITS
      -----------------

   Exhibit     Description
   -------     -----------

   2.1 Closing Agreement dated May 15, 1995 between Heritage Inn Associates, Ltd. and BLM EB, Inc. (Incorporated by reference to Exhibit (2) to the Registrant's Current Report on Form 8-K filed May 25, 1995.)

   2.2 Agreement for Purchase and Sale of Hotel between Buckhead and ALH Properties No. One, Inc. (Incorporated by reference to Exhibit
               (2)(a) to the Registrant's Current Report on Form 8-K filed December 20, 1995.)

   2.3 Agreement for Purchase and Sale of Hotel between Buckhead and ALH Properties No. Two, Inc. (Incorporated by reference to Exhibit
               (2)(b) to the Registrant's Current Report on Form 8-K filed December 20, 1995.)

   2.4 Stock Purchase Agreement dated as of March 7, 1997 among the Registrant, The Lodge Keeper Group, Inc. ("Lodge Keeper") and the Stockholders of Lodge Keeper. (Incorporated by reference to
               Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.)

   2.5 Agreement of Merger dated as of March 11, 1997 among the Registrant, BLM-RH, Inc., Hatfield Inns, LLC, Guy Hatfield Dorothy Hatfield, and Hatfield Inns Advisors, LLC. (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on June 9, 1997.)

   2.6 Second Amendment to Agreement of Merger, dated as of September 17, 1997 among the Company, BLM-RH, Inc., Hatfield Inns, LLC, Guy Hatfield, Dorothy Hatfield, and Hatfield Inn Advisors, LLC. (Incorporated by reference to Exhibit 2.1.1 to the Registrant's Current Report on Form 8-K filed October 8, 1997.)

   3.1         Articles of Incorporation.  (Incorporated by reference to Exhibit
               2.1 to the Registrant's Registration Statement on Form 10-SB (No. 0-22132) which became effective on November 22, 1993.)

   3.2         Certificate  of  Amendment  of   Certificate  of   Incorporation.

               (Incorporated by reference to Exhibit 3(i)(a) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.)

   3.4 Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Appendix "A" to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on June 9, 1997.)

   3.5 Certificate of Designation, Preference and Rights of Series A Preferred Stock of the Registrant. (Incorporated by reference to Exhibit 3.1(c) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.)

   3.6 By-Laws - Amended and Restated as of June 27, 1994. (Incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.)

   4.1 Mortgage Note Payable dated as of November 7. 1996 made by Heritage Inn Associates, LP as maker, to Bloomfield Acceptance Company, LLC. (Incorporated by reference to Exhibit 4(ii) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.)

   4.2 Certificate of Designation, Preference and Rights of Series A Preferred Stock of the Registrant. (Incorporated by reference to Exhibit 3(i)(c) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.)

  10.1 Employment Agreement dated as of June 30, 1993 between the Company and Douglas C. Collins. (Incorporated by reference to
               Exhibit 6.2 to the Registrant's Registration Statement on Form 10-SB (No.022132) which became effective on November 22, 1993.)

  10.2         Amendment   to   Douglas   C.   Collins   Employment   Agreement.
               (Incorporated by reference to Exhibit (ii)(b) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.)

  10.3 Employment Agreement dated as of June 30, 1993 between the Company and Robert B. Lee. (Incorporated by reference to Exhibit 10(ii)(c) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.)

  10.4 Amendment to Robert B. Lee Employment Agreement. (Incorporated by reference to Exhibit 10(ii)(d) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.)

  10.5 Employment Agreement dated as of April 29, 1996 between the Company and Gregory C. Plank. (Incorporated by reference to
               Exhibit 10(ii)(e) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.)

  10.6 1995 Stock Option Plan. (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement dated April 25, 1995.)

  10.7 1997 Employee Stock Option Plan (Incorporated by reference to Annex 1 to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on June 9, 1997.)

  10.8 Form of Amended and Restated Debenture (Incorporated by reference to Exhibit II to the Schedule 13D of Bay Harbour, Tower and Steven Van Dyke filed December 31, 1997 (File No. 005-47807)).

  10.9 Debentures Purchase Agreement dated as of December 2, 1997 between the Company and Bay Harbour for its managed accounts. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed January 9, 1998.)

   21          Subsidiaries of the Company

   23          Accountants' Consent

   27          Financial Data Schedule (Electronic filing only)

(b)  REPORTS ON FORM 8-K.


     The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

     The Company filed a report on Form 8-K on January 9, 1998 which reported the December 22, 1997 sale of debentures to investment funds managed by Tower Investment Group, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) BUCKHEAD AMERICA CORPORATION

By: (Signature and Title):

            /s/ DOUGLAS C. COLLINS                /s/ ROBERT B. LEE
           Douglas C. Collins                     Robert B. Lee
           President &                            Senior Vice President & Chief
           Chief Executive Officer                Financial & Accounting Officer

Date:      March 31 , 1998                  Date:     March 31 , 1998



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title)                                   DATE


 /s/ DOUGLAS C. COLLINS                                     March 31, 1998
Douglas C. Collins
Director


 /s/ ROBERT B. LEE                                          March 31, 1998
Robert B. Lee
Director


 /s/ ROBERT M. MILLER                                       March 31, 1998
Robert M. Miller
Director

 /s/ WILLIAM K. STERN                                       March 31, 1998
William K. Stern
Director

                                                            March 31, 1998
Steven A. Van Dyke
Director