Form 10QSB
period 1998-03-31
BUCKHEAD AMERICA CORP
filed 1998-05-15
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended     MARCH 31, 1998

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from __________ to__________

                              Commission file number        0-22132


                          BUCKHEAD AMERICA CORPORATION
                     (Exact name of small business issuer as
                            specified in its charter)

              DELAWARE                              58-2023732
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

           4243 DUNWOODY CLUB DRIVE, SUITE 200, ATLANTA, GEORGIA 30350
                    (Address of principal executive offices)

                                 (770) 393-2662
                           (Issuer's telephone number)

                                      N/A

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 1998

           Common stock, par value $.01 - 1,897,780 shares outstanding

     Transitional Small Business Disclosure Format (Check one):

 Yes No X

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Financial Statements

                             March 31, 1998 and 1997

                                   (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                 March 31, 1998
                                   (Unaudited)


                                     Assets

Current assets:
 Cash and cash equivalents, including
  restricted cash of $518,339                                      $  1,642,531
 Investment securities                                                3,226,344
 Accounts receivable                                                  1,384,281
 Current portions of notes receivable                                   267,992
 Other current assets                                                   326,617
                                                                     ----------
     Total current assets                                             6,847,765

Noncurrent portions of notes receivable                                 821,581
Property and equipment, at cost, net of
 accumulated depreciation                                            34,322,961
Deferred tax assets                                                   3,150,000
Deferred costs, net                                                   2,100,269
Leasehold interests, net                                              2,800,294
Other assets                                                          1,286,349
                                                                     ----------
                                                                   $ 51,329,219



                      Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable and accrued expenses                           $    2,998,062
 Current portions of notes payable                                      842,099
                                                                     ----------
   Total current liabilities                                          3,840,161

Noncurrent portions of notes payable                                 27,537,837
Other liabilities                                                       304,034
   Total liabilities                                                 31,682,032

Minority interest in partnership                                        757,822

Shareholders' equity:
   Series A preferred stock; par value $100;
    200,000 shares authorized; 30,000 shares
    issued and outstanding                                            3,000,000
   Common stock; $.01 par value; 3,000,000
    shares authorized; 1,949,630 shares issued
    and 1,897,780 shares outstanding                                     19,496
   Additional paid-in capital                                         6,963,024
   Retained earnings                                                  9,329,166
   Treasury stock (51,850 shares)                                      (422,321)
                                                                     ----------
    Total shareholders' equity                                       18,889,365

                                                                   $ 51,329,219

See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Income(Loss)
                   Three Months ended March 31, 1998 and 1997
                                   (Unaudited)


                                                  1998              1997
                                               -----------       -----------

Revenues:
 Hotel revenues                                $ 5,032,590        2,288,172
 Interest income                                    90,903          562,579
 Other income                                      188,216          886,121
                                                ----------       ----------
   Total revenues                                5,311,709        3,736,872
                                                ----------       ----------

Expenses:
 Hotel operations                                3,934,357        1,563,704
 Other operating and administrative                914,858          611,578
 Depreciation and amortization                     411,631          190,300
 Interest                                          660,049          257,048
                                                ----------       ----------
    Total expenses                               5,920,895        2,622,630
                                                ----------       ----------

       Income(loss) before income taxes           (609,186)       1,114,242

Deferred income tax benefit                       (220,000)             -
                                                 ---------       ----------
        Net income(loss)                      $   (389,186)       1,114,242
                                                ==========       ==========


Net income(loss) per common share:
  Basic                                       $      (0.24)            0.63
                                                     =====             ====

  Diluted                                     $      (0.24)            0.61
                                                     =====             ====




See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)



                                                    1998               1997
                                               ----------          ----------


Cash flows from operating activities:
 Net income(loss)                             $  (389,186)           1,114,242
 Adjustments to reconcile net income(loss)
   to net cash provided(used)
   by operating activities:
 Depreciation and amortization                    411,631             190,300
 Gain on note sale                                   -               (800,000)
 Other, net                                      (486,128)           (214,387)
                                               ----------            ---------

     Net cash provided(used) by
       operating activities                      (463,683)            290,155
                                                 --------            ----------

Cash flows from investing activities:
 Note receivable principal receipts               192,034               852,660
 Originations of notes receivable                (186,780)             (250,000)
 Capital expenditures                            (389,685)             (513,855)
 Other, net                                      (513,957)             (233,532)
                                                ----------            ----------

     Net cash used by
       investing activities                      (898,388)             (144,727)
                                                ----------            ----------

Cash flows from financing activities:
 Repayments of notes payable                     (228,654)              (68,697)
 Additional borrowings                             26,482                   -
 Preferred stock dividends                        (75,000)                  -
                                                ----------             ---------

     Net cash used by
       financing activities                      (277,172)              (68,697)
                                                ----------            ----------

Net increase (decrease) in cash and
 cash equivalents                               (1,639,243)              76,731

Cash and cash equivalents at beginning
  of period                                      3,281,774            1,801,670
                                                ----------            ----------

Cash and cash equivalents at end of period     $ 1,642,531            1,878,401
                                                ==========            ==========





See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             March 31, 1998 and 1997
                                   (Unaudited)



(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year or any other interim period. For further information, see the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997.


(2)  Statement   of   Financial   Accounting   Standards   No.  130,   Reporting
     Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The term "comprehensive income" is used in SFAS 130 to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists solely of items previously recorded as a component of shareholders' equity under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

     Total comprehensive income(loss)for the three months ended March 31, 1998 was $(389,186) compared to $659,114 for the three months ended March 31, 1997.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.

First Quarter 1997

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

The Company received $800,000 cash from the sale of a mortgage note in February 1997. The Company also received approximately $1.6 million cash from its investment in Industrial Revenue Bonds which were called in February 1997.

In March 1997, the Company announced that it had entered into two separate agreements for the acquisition of hotels, hotel management contracts, and a hotel management business. One agreement provided for the purchase of eight Hatfield Inns located in Kentucky and Missouri. The Hatfield acquisition was completed in September 1997. The second agreement was for the acquisition of The Lodge Keeper Group Inc. ("Lodge Keeper"), a closely held concern that managed 24 hotels in Ohio, Indiana, and Michigan. The transaction was completed in May 1997.

         In February 1997, the Company sold two wholly owned subsidiaries which held the investment in Days Inns Mortgage Trust ("DIMT"). DIMT was treated as a partnership for income tax purposes and had produced significant tax purpose net operating losses ("NOLs") totaling approximately $34 million through December 31, 1996. These NOLs had no impact on the Company's book provision for regular taxes because the ultimate dissolution of the partnership would result in immediate gain recognition for a comparable amount. Because of NOL limitations, the Company was exposed, however, to significant potential future alternative minimum tax liability. All of these tax attributes accompanied the DIMT interest with its sale, and the Company's tax position is no longer impacted by DIMT.


First Quarter 1998

The conversion of the Hatfield Inns to Country Hearth Inns was completed in 1997 and the Company began 1998 with 16 hotel properties owned, 36 properties managed, and 29 Country Hearth Inn franchise properties open and operating. The 30th Country Hearth Inn was opened in March 1998.

Construction of an additional Company owned Country Hearth Inn in Nicholasville, Kentucky is underway and the Company acquired rights to a site in Eddyville, Kentucky which will begin construction in the second quarter. Loan commitments are in place to fund the major portion of the construction costs for both of these projects.

Renovation and conversion of two Lodge Keeper Ohio properties to Country Hearth Inns was begun in the first quarter using funds from the Company's December 1997 debenture sale.

Additionally, four new franchised properties are under construction in Kentucky, Missouri, and Georgia and two conversion franchise properties in Georgia are under renovation.

All ten of the above described properties are expected to open as Country Hearth Inns in 1998. The Company has also announced agreements for the acquisition and/or development of twelve additional Country Hearth Inn properties.

Management believes the Company has adequate resources for the completion of its present acquisition and development commitments. Management presently intends to pursue additional multi-property acquisitions. Such acquisitions, if any, would more likely than not require additional debt and/or equity financing.



RESULTS OF OPERATIONS

First Quarter of 1998 vs. First Quarter of 1997

Hotel revenues in the first quarter of 1998 increased to over $5 million, a 120% increase from the same period in 1997. Hotel operating profits approached $1.1 million in the first quarter of 1998, a 52% increase from the 1997 period. These increases result from the Hatfield and Lodge Keeper acquisitions.

Hotel operating profit margins in the first quarter of 1998 declined to 22% versus 32% in 1997. This is attributable to the extreme seasonal impact given the geographic locations of the acquired hotels. Management expects profit margins to increase sharply in the second and third quarters before declining again in the fourth. In the aggregate, operating profits for hotels which were owned in both of the first quarters of 1997 and 1998 increased. First quarter 1998 results of the acquired hotels were in line with management's expectations.

Note receivable interest income continued to decline as a result of decreases in the note receivable portfolio. The first quarter of 1997 included investment income of approximately $450,000 as a result of the Industrial Revenue Bonds which were called.

Other income in 1997 included the $800,000 note sale gain previously discussed. Other income also included Country Hearth Inn franchise fees of approximately $108,000 in each of the first quarters of 1998 and 1997. Management expects franchise fee income to increase as more franchised properties are opened.

The approximate $300,000 increase in other operating and administrative expenses resulted primarily from the Lodge Keeper acquisition and the total of such expenses are in line with management's expectations. Lodge Keeper has the capacity to absorb additional properties without a proportionate incremental increase in overhead.

Property related depreciation and interest expense in the first quarter of 1998 increased proportionately to the revenue increases associated with the Hatfield and Lodge Keeper acquisitions. The Company also recognized $100,000 of interest expense on its convertible debentures issued in December 1997.

As previously stated, management believes the Company has adequate resources for the completion of its present acquisition and development commitments. Management also believes the Company has adequate liquidity for purposes of funding seasonal cash flow shortfalls and does not anticipate the need for additional financing for operating purposes.


RISK FACTORS

         This Form 10-QSB contains forward looking statements that involve risks and uncertainties. Statements contained in this Form 10-QSB that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly and materially from the results indicated by such forward looking statements and by past results. For a discussion of risk factors, see the "RISK FACTOR" section contained in the Company's Registration Statement on Form S-3 (File No. 333-37691).

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBIT INDEX

       Exhibit             Description

       3(i) Articles of Incorporation.(Incorporated by reference to Exhibit 3(i) to the Registrant's Registration Statement on Form 10-SB (No.0-22132) which became effective on
                           November 22, 1993.)

       3(i)(a) Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to Exhibit 3(i)(a) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.)

       3(i)(b) Certificate of Amendment of Certificate of Incorporation. (Incorporated by reference to Appendix "A" to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on June 9, 1997.)

       3(ii)               By-Laws - Amended and  Restated as of June 27,  1994.
                           (Incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.)

       4(i) Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Registrant. (Incorporated by reference to Exhibit 3(i)(c) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.)

       11                  Statement re: Computation of per share Earnings

       27                  Financial Data Schedule




(B)  REPORTS ON FORM 8-K


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





Buckhead America Corporation
        (Registrant)



Date:    May 15, 1998          /s/ Douglas C. Collins
                               Douglas C. Collins
                               President and Chief Executive Officer




Date:    May 15, 1998          /s/ Robert B. Lee
                               Robert B. Lee
                               Senior Vice President and
                               Chief Financial and Accounting Officer