Form 10QSB
period 1998-06-30
BUCKHEAD AMERICA CORP
filed 1998-08-14
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                        For the transition period from________ to _________

                         Commission file number 0-22132


                          BUCKHEAD AMERICA CORPORATION
                     (Exact name of small business issuer as
                            specified in its charter)

              DELAWARE                              58-2023732
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

      State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:     July 31, 1998

           Common stock, par value $.01 - 1,951,427 shares outstanding

 Transitional Small Business Disclosure Format (Check one):
  Yes        No  X

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Financial Statements

                             June 30, 1998 and 1997

                                   (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                  June 30, 1998
                                   (Unaudited)


                                     Assets
Current assets:
    Cash and cash equivalents, including
     restricted cash of $659,263                                   $  3,107,763
    Investment securities                                               190,931
    Accounts receivable                                               1,766,757
    Current portions of notes receivable                                343,468
    Other current assets                                                538,536
                                                                     -----------
             Total current assets                                     5,947,455

Noncurrent portions of notes receivable                               1,215,437
Property and equipment, at cost, net of
    accumulated depreciation                                         39,281,868
Deferred tax assets                                                   3,080,000
Deferred costs, net                                                   2,397,870
Leasehold interests, net                                              3,633,568
Other assets                                                          1,597,146
                                                                     ----------

                                                                   $ 57,153,344
                                                                     ==========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                          $  3,916,763
    Current portions of notes payable                                   989,539
                                                                     ----------
             Total current liabilities                                4,906,302

Noncurrent portions of notes payable                                 31,894,170
Other liabilities                                                       314,228
                                                                     ----------
             Total liabilities                                       37,114,700
                                                                     ----------
Minority interest in partnership                                        706,313

Shareholders' equity:
    Series A preferred stock; par value $100;
      200,000 shares authorized; 30,000 shares
      issued and outstanding                                          3,000,000
    Common stock; $.01 par value; 5,000,000
     shares authorized; 2,003,277 shares issued
     and 1,951,427 shares outstanding                                    20,033
    Additional paid-in capital                                        7,362,487
    Retained earnings                                                 9,372,132
    Treasury stock (51,850 shares)                                     (422,321)
                                                                      ----------
             Total shareholders' equity                              19,332,331
                                                                      ----------
                                                                   $ 57,153,344
                                                                     ==========

See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Income(Loss)
                     Six Months ended June 30, 1998 and 1997
                                   (Unaudited)





                                                     1998                1997
                                                  -----------         ---------
Revenues:
    Hotel revenues                             $  12,047,433       $  5,714,906
    Interest income                                  155,379            676,804
    Other income                                     705,812          1,474,631
                                                     -------         ----------
               Total revenues                     12,908,624          7,866,341
                                                  ----------         ----------

Expenses:
    Hotel operations                               8,985,637          4,263,466
    Other operating and administrative             2,057,390          1,396,800
    Depreciation and amortization                    872,425            458,544
    Interest                                       1,414,392            613,542
                                                  ----------         ----------
             Total expenses                       13,329,844          6,732,352
                                                  ----------         ----------

             Income(loss) before income taxes       (421,220)         1,133,989

Deferred income tax benefit                         (150,000)              -
                                                  ----------             ------

             Net income(loss)                  $    (271,220)         1,133,989
                                                   =========          ==========



Net income(loss) per common share:
    Basic                                      $      (0.22)               .63
                                                      ======              ====

    Diluted                                    $      (0.22)               .61
                                                      ======              ====






See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                    Three Months ended June 30, 1998 and 1997
                                   (Unaudited)





                                                         1998            1997
                                                     -----------      ---------
Revenues:
    Hotel revenues                                $   7,014,843       3,426,734
    Interest income                                      64,476         114,225
    Other income                                        517,596         588,510
                                                      ---------       ---------
               Total revenues                         7,596,915       4,129,469
                                                      ---------       ---------

Expenses:
    Hotel operations                                  5,001,770       2,675,227
    Other operating and administrative                1,192,042         809,757
    Depreciation and amortization                       460,794         268,244
    Interest                                            754,343         356,494
                                                      ---------       ---------
             Total expenses                           7,408,949       4,109,722
                                                      ---------       ---------

             Income before income taxes                 187,966          19,747

Deferred income tax expense                              70,000             -
                                                      ---------           -----

             Net income                           $     117,966          19,747
                                                      =========        =========



Net income per common share:
    Basic                                         $       0.02            0.01
                                                          ====            ====

    Diluted                                       $       0.02            0.01
                                                          ====            ====



See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)


                                                         1998            1997
                                                      -----------    -----------

   Cash flows from operating activities:
        Net income(loss)                              $ (271,220)   $ 1,133,989
        Adjustments to reconcile net income(loss)
         to net cash provided (used) by
         operating activities:
          Depreciation and amortization                  872,425        458,544
          Sales (purchases)of trading securities, net  2,998,950         31,269
          Gain on note sale                                 -          (800,000)
          Other, net                                     (62,528)    (1,442,239)
                                                       ----------     ----------
           Net cash provided (used) by
            operating activities                       3,537,627       (618,437)
                                                       ----------     ----------

   Cash flows from investing activities:
        Note receivable principal receipts               374,643        910,958
        Originations of notes receivable                (838,721)      (320,000)
        Capital expenditures                          (1,692,181)      (643,942)
        Other, net                                    (1,745,807)       829,149
                                                      ----------      ----------
           Net cash provided (used) by
            investing activities                      (3,902,066)       776,165
                                                      ----------      ----------

   Cash flows from financing activities:
        Repayments of notes payable                     (438,407)      (194,437)
        Additional borrowings                            921,210            -
        Preferred stock dividends                       (150,000)           -
        Other, net                                      (142,375)           -
                                                       ----------       --------
           Net cash provided (used) by
            financing activities                         190,428       (194,437)
                                                       ----------    -----------


   Net increase (decrease) in cash and
      cash equivalents                                  (174,011)       (36,709)

   Cash and cash equivalents at beginning
      of period                                         3,281,774     1,801,670
                                                       ----------     ----------

   Cash and cash equivalents at end of period        $  3,107,763     1,764,961
                                                       ==========     ==========




                                   (Continued)




See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows - Continued
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)


Supplemental disclosures of noncash investing and financing activities:

     In May 1998, the Company recorded the following partial cash activity relating to an acquired 121-room hotel in Norcross, Georgia:

             Costs:
               Cash and payables                                    $   223,101
               Debt assumed                                           3,818,798
                                                                      ---------

             Property and equipment acquired                        $ 4,041,899
                                                                      =========


     In June 1998, the Company recorded the following partial cash activity relating to the acquisition of leasehold interests in seven hotels owned by Host Funding, Inc.:

             Costs:
               Cash and payables                                    $   516,635
               Common stock issued                                      400,000
                                                                        -------

             Leasehold interests acquired                           $   916,635
                                                                        =======


     In May 1997, the Company recorded the following partial cash activity relating to the acquisition of The Lodge Keeper Group, Inc.:

             Costs:
               Cash                                                 $   825,000
               Common stock issued, net
                 of treasury stock acquired                             658,580
               Debt assumed                                           4,784,754
                                                                     ----------
                                                                    $ 6,268,334
                                                                      =========
             Allocated to:
               Property and equipment                               $ 4,489,490
               Other assets                                           3,127,860
               Working capital deficit                               (1,349,016)
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

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                             June 30, 1998 and 1997
                                   (Unaudited)


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


   (2)    Statement of Financial Accounting Standards No. 130,
          Reporting Comprehensive Income

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The term "comprehensive income" is used in SFAS No. 130 to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists solely of items previously recorded as a component of shareholders' equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

          Total comprehensive income(loss)for the six months ended June 30, 1998 and 1997 was $(271,220) and $678,861, respectively, and for the three months ended June 30, 1998 and 1997 was $117,966 and $19,747, respectively.

Item 2.  Management's Discussion and Analysis.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.

First Half 1997

The Company completed the renovations of the Atlanta, Georgia Country Hearth Inn in January 1997. The Company completed the renovations of the Dalton, Georgia Country Hearth Inn in February 1997 and also completed certain enhancements to the Orlando, Florida Country Hearth Inn which were required under its debt obligation. Capital expenditures on these three hotels during the first half of 1997 aggregated approximately $608,000 and were funded from available cash and restricted funds.

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

On May 8, 1997, the Company completed its acquisition of The Lodge Keeper Group, Inc. of Prospect, Ohio ("Lodge Keeper"). The purchase price totaled approximately $6.3 million consisting primarily of cash of $825,000, 106,320 shares of common stock of the Company, and the assumption of approximately $4.8 million of debt. Lodge Keeper operated 18 hotels under long-term leases, held management contracts on six Country Hearth Inn hotels and owned one independent hotel, among other assets.

Approximately $4.5 million of the purchase price was allocated to property and equipment and approximately $2.9 million to leasehold interests. The Company also assumed a working capital deficit of approximately $1.3 million.

Lodge Keeper continued to manage the 24 hotels it previously managed in addition to managing the five properties previously managed by the Company. Lodge Keeper also manages all the properties subsequently acquired by the Company such as the eight hotels acquired in September 1997 from Hatfield Inns, LLC ("Hatfield") and the seven properties leased in June 1998 from Host Funding, Inc. ("Host").

At its June 26, 1997 annual meeting of shareholders, the Company received authorization to issue up to 200,000 shares of preferred stock. The Company issued $3 million of such preferred stock in connection with the Hatfield acquisition which was completed in September 1997.

First Half 1998

The conversion of the Hatfield properties to Country Hearth Inns was completed in 1997 and the Company began 1998 with 16 hotel properties owned, 36 properties managed, and 29 Country Hearth Inn franchise properties open and operating.

Since the beginning of the year,  four  additional  Country Hearth Inn franchise
properties   have  opened  and  an  additional   eighteen  are  presently  under
development, six of which are expected to open in the second half of 1998.

The above described properties under development include the construction of Company owned Country Hearth Inns in Nicholasville and Eddyvlle, Kentucky. Loan commitments are in place to fund the major portion of the construction costs for both of these projects.

Also included is the renovation and conversion of two Lodge Keeper Ohio properties to Country Hearth Inns. The renovation of the 88-room hotel in Amherst has already been completed and the renovation and conversion of the 67-room Port Clinton hotel is expected to be completed in the fourth quarter of 1998.

Capital expenditures in the first half of 1998 amounted to approximately $1.7 million. Construction and other loan commitments provided approximately $633,000 of these funds. The remainder was provided by a portion of the proceeds from the Company's December 1997 sale of convertible debentures.

In May 1998, the Company acquired a 121-room hotel in Norcross, Georgia (the "Norcross Hotel") for approximately $4 million, most of which being financed by the assumption of a $3.8 million first mortgage loan.

In June 1998, the Company entered into lease agreements for the operation and management of seven hotels owned by Host Funding, Inc.("Host"). The leased properties are operated as "Sleep Inns" and "Super 8" hotels; are located in Florida, Illinois, Missouri, Kentucky, and Mississippi; and aggregate 450 rooms. For the leasehold interests, the Company paid Host approximately $900,000 (consisting of 53,647 shares of the Company's $0.01 par value common stock and the remainder in cash). Additionally, the Company purchased 62,212 shares of Host common stock by executing notes aggregating $288,000 which are due in June 1999. Such Host shares represent security deposits against future rent obligations.


RESULTS OF OPERATIONS

Periods ended June 30, 1998 and 1997

Hotel revenues amounted to $7,014,843 and $12,047,433 for the three month and six month periods ended June 30, 1998, respectively, as opposed to $3,426,734 and $5,714,906 during the same periods in 1997. Hotel operating profits for the 1998 three and six month periods amounted to $2,013,073 and $3,061,796, respectively, versus $751,507 and $1,451,440 in 1998. Such changes are primarily attributable to the acquisition of Lodge Keeper in May 1997, the Hatfield acquisition in September 1997, the acquisition of the Norcross Hotel in May 1998, and the Host leases in June 1998.

In the aggregate, operating profits for hotels which were owned in both of the first halves of 1997 and 1998 increased. First half 1998 results of the acquired hotels were in line with management's expectations.

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

Note receivable interest income continued to decline as a result of decreases in the note receivable portfolio. The first half of 1997 included investment income of approximately $450,000 as a result of the Industrial Revenue Bonds which were called.

Other income in the first half 1997 included the $800,000 note sale gain previously discussed. Other income in the second quarters of 1998 and 1997 includes Country Hearth Inn franchise fees of approximately $231,000 and $127,000, respectively, excluding fees from Company owned properties which are eliminated. Management expects franchise fee income to increase as more franchised properties are opened.

Other income in the second quarter of 1997 also includes approximately $250,000 relating to favorable settlements of "Old Buckhead" claims. Further such gains are not expected. Other income in the second quarter of 1998 includes a gain of approximately $250,000 from the sale of a hotel leasehold interest formerly held by Lodge Keeper. Other such leasehold interests are presently held for sale. The net book value of such interests is not significant and management does not make any assurances that additional sales will be closed.

Other operating and administrative expenses in the second quarter of 1998 increased $382,285 versus the same period in 1997. Most of this increase resulted from the acquisition of Lodge Keeper in May 1997. The acquisition of the Norcross Hotel in May 1998 and the Host leasehold interests in June 1998 did not result in significant increases in Lodge Keeper overhead costs.

Property related depreciation and interest expense in the first half of 1998 increased proportionately to the revenue increases associated with the Hatfield and Lodge Keeper acquisitions. The Company also recognized $200,000 of interest expense on its convertible debentures issued in December 1997.

Management believes the Company has adequate resources for the completion of its present acquisition and development commitments. Management also believes the Company has adequate liquidity for purposes of funding seasonal cash flow shortfalls and does not anticipate the need for additional financing for operating purposes.

The Company has made public announcements of its intention to expand the development of its 40-room prototype hotels into rural markets. This expansion is being effected through franchise development agreements with third parties, partial participations with third party developers via joint ventures and leases, and by purely Company owned projects. The continued expansion of these properties is contingent on the availability of construction and permanent financing, among many other contingencies. Also, the Company may need to raise additional equity capital in order to facilitate this growth. No assurances can be made regarding these issues.


YEAR 2000 ISSUES

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

The Company has reviewed its computer systems and has determined that most of the systems are already Year 2000 compliant (i.e. no modifications are necessary). Specifically, the Company's computerized accounting, payroll, receivable, and payable systems, which constitute the vast majority of the Company's computerized systems, do not need to be replaced or reprogrammed.

Certain non-interfaced less critical systems may require replacement or modification. Such systems include cash registers, electronic locks, credit card machines, and telephone systems. The Company expects to expend less than $50,000 to bring such systems into compliance and expects that such compliance will be achieved prior to the end of the third quarter of 1999.


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

                           PART II - OTHER INFORMATION

Item 2.                 Changes in Securities

On June 3, 1998, the Registrant issued 53,647 unregistered shares of its $.01 par value common stock to Host Funding, Inc., an "accredited investor" ("Host"). Such shares were issued as partial consideration for the Registrant's acquisition of leasehold interests in seven hotels owned by Host. The consideration received by the Registrant was estimated to have a fair market value equal to the fair market value of the shares issued.

The exemption from registration was pursuant to Section 4(2) of the Securities Act of 1933, as amended.


Item 4.                 Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 28, 1998. The purpose of the meeting was to consider and vote upon the following matters:

   1. To elect five directors to serve until the next annual meeting of stockholders and until their successors are elected and have qualified.

   2. To consider a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 3,000,000 shares to 5,000,000 shares.

   3. To consider a proposal to approve the Company's 1998 Employee Stock Option Plan.

   4. To transact such other business as may have properly come before the meeting.

The Company's five incumbent directors (Robert M. Miller, Douglas C. Collins, William K. Stern, Robert B. Lee, and Steven A. Van Dyke) were nominated for re-election. Each of the nominees was elected as follows:

                                                 Votes For       Votes Withheld
                                                ----------       --------------
         Robert M. Miller                       1,666,775             8,896

         Douglas C. Collins                     1,667,944             7,727

         William K. Stern                       1,667,307             8,364

         Robert B. Lee                          1,668,075             7,596

         Steven A. Van Dyke                     1,667,275             8,396

The proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 3,000,000 shares to 5,000,000 shares was approved as follows:

                                                  Votes
                                                ----------
                   For                          1,608,920

                   Against                         65,235

                   Abstentions                      1,516



The proposal to approve the Company's 1998 Employee Stock Option Plan was approved as follows:


                                                   Votes
                                                ----------
                   For                          1,601,166

                   Against                         73,047

                   Abstentions                      1,458


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

       3(i)(c)             Certificate    of   Amendment   of   Certificate   of
                           Incorporation. (Incorporated by reference to Appendix
                           "A" to the  Registrant's  Definitive  Proxy Statement
                           filed with the Securities and Exchange  Commission on
                           May 5, 1998.)

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

       10.9                Buckhead America Corporation 1998 Employee Stock Option Plan.
                           (Incorporated by reference to Annex "1" to the Registrant's
                           Definitive Proxy Statement filed with the Securities and
                           Exchange Commission on May 5, 1998.)

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





Buckhead America Corporation
        (Registrant)



Date:    August 14, 1998                             /s/Douglas C. Collins
                                                     Douglas C. Collins
                                                     President and Chief
                                                     Executive Officer




Date:    August 14, 1998                             /s/Robert B. Lee
                                                     Robert B. Lee
                                                     Senior Vice President and
                                                     Chief Financial Officer