Form 10QSB
period 1998-09-30
BUCKHEAD AMERICA CORP
filed 1998-11-16
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended     SEPTEMBER 30, 1998

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

      State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:     October 31, 1998

           Common stock, par value $.01 - 1,943,935 shares outstanding

      Transitional Small Business Disclosure Format (Check one):
Yes        No  X

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Financial Statements

                           September 30, 1998 and 1997

                                   (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                               September 30, 1998
                                   (Unaudited)


                                     Assets
Current assets:
    Cash and cash equivalents, including
     restricted cash of $722,954           $            3,204,016
    Investment securities                                  83,162
    Accounts receivable                                 1,711,751
    Current portions of notes receivable                  363,765
    Other current assets                                  470,712
                                                      -----------
             Total current assets                       5,833,406

Noncurrent portions of notes receivable                 1,760,825
Property and equipment, at cost, net of
    accumulated depreciation                           41,335,244
Deferred tax assets                                     2,940,000
Deferred costs, net                                     2,073,731
Leasehold interests, net                                3,657,110
Other assets                                            1,461,702
                                                       ----------

                                           $           59,062,018
                                                       ==========

                      Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued expenses  $            4,149,607
    Current portions of notes payable                   1,241,020
                                                       ----------
             Total current liabilities                  5,390,627

Noncurrent portions of notes payable                   33,286,050
Other liabilities                                         291,179
             Total liabilities                         38,967,856

Minority interest in partnership                          650,587

Shareholders' equity:
    Series A preferred stock; par value $100;
      200,000 shares authorized; 30,000 shares
      issued and outstanding                            3,000,000
    Common stock; $.01 par value; 5,000,000
     shares authorized; 2,003,277 shares issued
     and 1,943,935 shares outstanding                      20,033
    Additional paid-in capital                          7,362,487
    Retained earnings                                   9,695,650
    Accumulated other comprehensive income (loss)        (163,576)
    Treasury stock (59,342 shares)                       (471,019)
                                                       ----------
             Total shareholders' equity                19,443,575

                                            $          59,062,018
                                                       ==========

See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Income(Loss)
                  Nine Months ended September 30, 1998 and 1997
                                   (Unaudited)





                                             1998                       1997
                                          -----------                ---------
Revenues:
    Hotel revenues                       $19,846,707                10,796,669
    Interest and investment income           110,551                   762,108
    Other income                           1,566,178                 1,786,511
                                          ----------                ----------
               Total revenues             21,523,436                13,345,288
                                          ----------                ----------

Expenses:
    Hotel operations                      14,736,732                 7,847,418
    Other operating and administrative     3,168,483                 2,410,298
    Depreciation and amortization          1,325,622                   801,081
    Interest  2,175,301                    1,050,314
             ----------                   ----------
             Total expenses               21,406,138                12,109,111
                                          ----------                ----------

             Income before income taxes      117,298                 1,236,177

Deferred income tax benefit                  (10,000)                    -
                                          ----------                ----------
             Net income                  $   127,298                 1,236,177
                                          ==========                ==========



Net income(loss) per common share:
    Basic    $                                 (0.05)                     0.67
                                               ======                     ====

    Diluted  $                                 (0.05)                     0.64
                                               ======                     ====






See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                 Three Months ended September 30, 1998 and 1997
                                   (Unaudited)





                                               1998                       1997
                                          -----------                  ---------
Revenues:
    Hotel revenues                         $7,799,274                 5,081,763
    Interest and investment income (loss)     (44,828)                   85,304
    Other income                              860,366                   311,880
                                            ---------                 ---------
               Total revenues               8,614,812                 5,478,947
                                            ---------                 ---------

Expenses:
    Hotel operations                        5,751,095                 3,583,952
    Other operating and administrative      1,111,093                 1,013,498
    Depreciation and amortization             453,197                   342,537
    Interest                                  760,909                   436,772
                                            ---------                 ---------
             Total expenses                 8,076,294                 5,376,759
                                            ---------                 ---------

             Income before income taxes       538,518                   102,188

Deferred income tax expense                   140,000                     -
                                            ---------                 ---------

             Net income                    $  398,518                   102,188
                                            =========                 =========



Net income per common share:
    Basic    $                                   0.17                      0.04
                                                 ====                      ====

    Diluted  $                                   0.16                      0.04
                                                 ====                      ====



See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)


                                                  1998                    1997
                                            -----------             -----------

   Cash flows from operating activities:
        Net income                            $   127,298            1,236,177
        Adjustments to reconcile net income
         to net cash provided (used) by
         operating activities:
          Depreciation and amortization         1,325,622              801,081
          Sales (purchases) of trading
             securities, net                    2,998,950            1,331,269
          Gain on note sale                       -                   (800,000)
          Other, net                              394,515           (1,605,064)
                                             ----------              ----------
           Net cash provided (used) by
            operating activities                4,846,385              963,463
                                             ----------              ----------

   Cash flows from investing activities:
        Note receivable principal receipts        598,958              934,137
        Originations of notes receivable       (1,628,721)            (320,000)
        Capital expenditures                   (4,116,041)            (887,416)
        Other, net                             (1,218,971)            (161,759)
                                              -----------            ----------
           Net cash provided (used) by
            investing activities               (6,364,775)            (435,038)
                                              -----------            ----------

   Cash flows from financing activities:
        Repayments of notes payable              (620,232)            (586,941)
        Additional borrowings                   2,184,872                 -
        Preferred stock dividends                (225,000)             (20,000)
        Other, net                                100,992               97,492
                                               ----------           ----------
           Net cash provided (used) by
            financing activities                1,440,632             (509,449)
                                               ----------           ----------


   Net increase (decrease) in cash and
      cash equivalents                            (77,758 )             18,976

   Cash and cash equivalents at beginning
      of period                                 3,281,774            1,801,670
                                               ----------           ----------

   Cash and cash equivalents at end of period $ 3,204,016            1,820,646
                                               ==========           ==========




                                   (Continued)




See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows - Continued
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)


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
                                                      =========


     In June 1998, the Company recorded the following partial cash activity relating to the acquisition of leasehold interests in seven hotels owned by Host Funding, Inc.:

             Costs:
               Cash and payables                    $   516,635
               Common stock issued                      400,000
                                                        -------

             Leasehold interests acquired           $   916,635
                                                        =======


     In August and September 1998, the Company recorded the following partial cash activity relating to the refinancing of four owned hotels:

             New mortgage notes issued                $ 4,885,000

             Discharge of old mortgage notes           (4,323,476)
             Debt issuance costs                         (187,084)

               Net proceeds                           $   374,440
                                                        =========







       (Continued)





See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows - Continued
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)


     In May 1997, the Company recorded the following partial cash activity relating to the acquisition of The Lodge Keeper Group, Inc.:

             Costs:
               Cash                              $    825,000
               Common stock issued, net
                 of treasury stock acquired           658,580
               Debt assumed                         4,784,754

                                                 $  6,268,334

             Allocated to:
               Property and equipment            $  4,489,490
               Other assets                         3,127,860
               Working capital deficit             (1,349,016)
                                                    ---------

                                                 $  6,268,334


     In September 1997, the Company recorded the following partial cash activity relating to the acquisition of Hatfield Inns, LLC:


             Costs:
               Cash and payables                  $  1,464,293
               Preferred stock issued, net
                 of issuance costs                   2,887,194
               Debt assumed or placed                6,547,911

                                                  $ 10,899,398

             Allocated to:
               Property and equipment             $ 10,740,632
               Other assets                            158,766
                                                    ----------

                                                  $ 10,899,398










See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                           September 30, 1998 and 1997
                                   (Unaudited)


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


   (2)    Statement of Financial Accounting Standards No. 130,
          REPORTING COMPREHENSIVE INCOME

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The term "comprehensive income" is used in SFAS No. 130 to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists solely of items recorded as a component of shareholders' equity under SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

          Total comprehensive income(loss)for the nine months ended September 30, 1998 and 1997 was $(36,278) and $781,049, respectively, and for the three months ended September 30, 1998 and 1997 was $234,942 and $102,188, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.

First Nine Months of 1997

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

Lodge Keeper continued to manage the 24 hotels it previously managed in addition to managing the five properties previously managed by the Company. Lodge Keeper also manages all the properties subsequently acquired by the Company.

At its June 26, 1997 annual meeting of shareholders, the Company received authorization to issue up to 200,000 shares of preferred stock. The Company issued $3 million of such preferred stock in connection with the Hatfield Inn, LLC ("Hatfield") acquisition which was completed in September 1997. The acquisition was deemed effective on September 1, 1997. The purchase price totaled approximately $11 million consisting primarily of cash and payables of $1.5 million, $3 million of preferred stock issued by the Company, and the assumption or placement of approximately $6.5 million of debt. The preferred stock is a 10% cumulative instrument convertible to common stock seven years after issuance at the then current market value of the common shares. The new debt had a weighted average interest rate of approximately 9.4%. Hatfield owned eight 40 unit hotel properties located in Kentucky and Missouri. The Company converted all eight properties into Country Hearth Inns and has used the Hatfield plans and design rights which were also acquired to develop and construct additional properties.

Also in September 1997, the Company financed approximately $260 thousand of its Dalton Hotel renovation costs by placing a second mortgage on the property with the same local bank that holds the first mortgage.

The Company received approximately $100 thousand of additional capital as a result of the exercises of stock options by a former director and a former employee.



First Nine Months of 1998

The conversion of the Hatfield properties to Country Hearth Inns was completed in 1997 and the Company began 1998 with 16 hotel properties owned, 36 properties managed, and 29 Country Hearth Inn franchise properties open and operating.

Since the beginning of the year, seven additional Country Hearth Inn franchise properties have opened and an additional 21 are presently under development.

The above described properties include the construction of Company owned Country Hearth Inns in Nicholasville, Kentucky which opened in September and Eddyvlle, Kentucky which is expected to open in March 1999. The Company has also entered into agreements to lease three newly constructed Country Hearth Inns in Georgia. The first of such properties in Barnesville is expected to open in December 1998 and construction has begun on the second in Cedartown.

Also included is the renovation and conversion of two Lodge Keeper Ohio properties to Country Hearth Inns. The renovation of the 88-room hotel in Amherst has already been completed and the renovation and conversion of the 67-room Port Clinton hotel is expected to be completed in the fourth quarter of 1998.

Capital expenditures in the first nine months of 1998 amounted to approximately $4.1 million. Construction and other loan commitments provided approximately $2.2 million of these funds. The remainder was provided by a portion of the proceeds from the Company's December 1997 sale of convertible debentures.

In May 1998, the Company acquired a 121-room hotel in Norcross, Georgia (the "Norcross Hotel") for approximately $4 million, most of which being financed by the assumption of a $3.8 million first mortgage loan.

In June 1998, the Company entered into lease agreements for the operation and management of seven hotels owned by Host Funding, Inc.("Host"). The leased properties are operated as "Sleep Inns" and "Super 8" hotels; are located in Florida, Illinois, Missouri, Kentucky, and Mississippi; and aggregate 450 rooms. For the leasehold interests, the Company paid Host approximately $900,000 (consisting of 53,647 shares of the Company's $0.01 par value common stock and the remainder in cash). Additionally, the Company purchased 62,212 shares of Host common stock by executing notes aggregating $288,000 which are due in June 1999. Such Host shares represent security deposits against future rent obligations. The Company's September 30, 1998 condensed consolidated balance sheet reflects an unrealized loss on the Host shares of approximately $164,000.

In August 1998, the Company refinanced three of the former Hatfield properties. The new mortgage notes bear interest at 8.25% and are amortized over twenty years; replacing floating rate notes which had relatively shorter maturities. In September 1998, the Company refinanced its Daytona hotel property. The new mortgage note bears interest at 8.5% and is amortized over twenty years; replacing a note which was to be due in April 1999. The four new notes totaled $4,885,000 and after satisfaction of the old notes and issuance costs, the Company netted proceeds of approximately $375,000 in addition to locking in long-term fixed rate financing on these four properties.


RESULTS OF OPERATIONS

Periods ended September 30, 1998 and 1997

Hotel revenues amounted to $7,799,274 and $19,846,707 for the three month and nine month periods ended September 30, 1998, respectively, as opposed to $5,081,763 and $10,796,669 during the same periods in 1997. Hotel operating profits for the 1998 three and nine month periods amounted to $2,048,179 and $5,109,975, respectively, versus $1,497,811 and $2,949,251 in 1997. Such changes are primarily attributable to the acquisition of Lodge Keeper in May 1997, the Hatfield acquisition in September 1997, the acquisition of the Norcross Hotel in May 1998, and the Host leases in June 1998.

In the third quarter of 1998, hotel revenues and operating profits were generally below management's expectations. A variety of factors contributed to revenue declines at several of the Company's owned and leased properties. Hurricane Georges caused a significant loss of business at three gulf coast properties. The postponement of the Daytona NASCAR event auto race caused a significant loss of business at the Company's Daytona hotel. Lower convention related demand caused a slight decline in revenues at the Company's Orlando hotel property. Management has noted a softening in business travel demand which has negatively impacted several properties; most significantly, some of the Company's older leased properties in the Midwest which faced new competition.

The Company's newer small market 40-room Country Hearth Inns (the "Rural Gold" properties) have continued to perform favorably and experienced revenue and operating profit increases versus last year. Extensive marketing efforts have also resulted in revenue increases at the Company's Atlanta and Dalton, Georgia Country Hearth Inns. Management is focusing future growth plans on the Rural Gold type properties. Weaker performing older leased properties are being sold. Four such sales have occurred in 1998 resulting in net gains of approximately $830,000. Additional leasehold interest sales are anticipated.

The properties presently owned by the Company are subject to a significant amount of seasonal fluctuation. Fourth quarter results are generally not as favorable as in the third quarter, especially in the Company's older leased properties. On an annual basis, all properties are expected to satisfy their debt and other cash obligations in addition to providing the Company with management and/or franchise fees.

Note receivable interest income continued to decline as a result of decreases in the note receivable portfolio. The first quarter of 1997 included investment income of approximately $450,000 as a result of the Industrial Revenue Bonds which were called. The third quarter of 1998 included unrealized losses of approximately $108,000 relating to the decline in value of its equity investments in hospitality related companies.

Other income in the first quarter 1997 included the $800,000 note sale gain previously discussed. Other income in the third quarters of 1998 and 1997 includes Country Hearth Inn franchise fees of approximately $161,767 and $156,533, respectively, excluding fees from Company owned properties which are eliminated in consolidation. Management expects franchise fee income to increase as more franchised properties are opened. Other income in the first nine months of 1998 and 1997 also includes approximately $50,000 and $300,000, respectively, relating to favorable settlements of "Old Buckhead" claims. Further such gains are not expected.

Other operating and administrative expenses in the third quarter of 1998 increased $97,595 (9.6%) versus the same period in 1997 and were in line with management's expectations for such costs.

Property related depreciation and interest expense in 1998 increased proportionately to the revenue increases associated with the Hatfield, Lodge Keeper, and Norcross Hotel acquisitions. The Company also recognized $300,000 of interest expense on its convertible debentures issued in December 1997.

Management believes the Company has adequate resources for the completion of its present acquisition and development commitments. Management also believes the Company has adequate liquidity for purposes of funding seasonal cash flow shortfalls and does not anticipate the need for additional financing for operating purposes.

The Company has made public announcements of its intention to expand the development of its Rural Gold properties. This expansion is being effected through franchise development agreements with third parties, partial participations with third party developers via joint ventures and leases, and by purely Company owned projects. The continued expansion of these properties is contingent on the availability of construction and permanent financing, among many other contingencies. Also, the Company and/or its business partners may need to raise additional equity capital in order to facilitate this growth. No assurances can be made regarding these issues.

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





Buckhead America Corporation
        (Registrant)



Date:    November 12, 1998         /s/Douglas C. Collins
                                   Douglas C. Collins
                                   President and Chief Executive Officer




Date:    November 12, 1998         /s/Robert B. Lee
                                   Robert B. Lee
                                   Senior Vice President and
                                   Chief Financial Officer