Form 10KSB
period 1998-12-31
BUCKHEAD AMERICA CORP
filed 1999-04-01
CIK 909725

Form 10-KSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   (Mark One)

   [X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

   [  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission file number 0-22132

                          BUCKHEAD AMERICA CORPORATION
                 (Name of small business issuer in its charter)

                 Delaware                                   58-2023732
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)                Identification No.)

                4243 Dunwoody Club Drive, Suite 200, Atlanta, GA
               (Address of principal executive offices) (Zip Code)

                        Issuer's telephone numbeR (770)393-2662

          Securities registered pursuant to Section 12(b) of the Act:

          None                                         None
  (Title of each class)              (Name of each exchange on which registered)

             Securities registered under Section 12(g) of the Act:

                          Common stock, par value $.01
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[_]

     State issuer's revenues for its most recent fiscal year. $ 28,794,648

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of February 28, 1999: $ 7,308,494

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 28, 1999:

          Common Stock, par value $.01 - 1,943,935 shares outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

         No documents which are required to be listed under this caption are incorporated by reference.

Transitional Small Business Disclosure Format (Check one): Yes _____; No X.

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

         Material Purchases and Sales of Significant Assets. In March 1993, the Company acquired through foreclosure a 180-room Days Inn hotel in Daytona, Florida (the "Daytona Hotel") and in September 1994, the Company acquired through foreclosure a 150-room Days Inn hotel in Miami, Florida (the "Miami Hotel").

         In May 1994, the Company, through a newly formed, wholly-owned subsidiary, BAC Franchising Inc., a Delaware corporation, acquired the trademark rights and license agreements comprising the Country Hearth Inn mid-priced hotel franchise system.

         In May 1995, Buckhead acquired a fifty-five percent (55%) interest in Heritage Inn Associates, Ltd., a partnership which owns a 150-room hotel in Orlando, Florida formerly known as the Heritage Inn. Immediately upon acquisition, the hotel (the "Orlando Hotel") was converted to operate as a Country Hearth Inn. During 1998, the Company acquired an additional 3% interest in the partnership.

         In December 1995 Buckhead purchased three Homeplace Inn hotel properties in Texas from affiliates of American Liberty Hospitality, Inc. ("ALH"). Immediately upon acquisition, the acquired hotels (the "Texas Hotels") along with three other ALH owned Homeplace Inn properties were converted to operate as Country Hearth Inns.

         In March 1996 the Company acquired an 82-room hotel in Atlanta, Georgia. During the latter half of 1996 the hotel (the "Atlanta Hotel") was renovated and refurbished and presently operates as a Country Hearth Inn.

         In August 1996 the Company acquired a 96-room hotel in Dalton, Georgia. Renovation and refurbishment of that hotel was completed in February 1997 and the hotel (the "Dalton Hotel") presently operates as a Country Hearth Inn.

         In December 1996 the Company sold the Miami Hotel.

         In May 1997, the Company completed its acquisition of The Lodge Keeper Group, Inc. of Prospect, Ohio ("Lodge Keeper"). Lodge Keeper operated 18 hotels under long-term leases, held management contracts on six Country Hearth Inn hotels and owned a 186-room independent extended-stay hotel. Simultaneously, Lodge Keeper assumed the management responsibilities of four hotels previously owned by the Company. In December 1997, the Company entered into long-term leases with Host Funding, Inc. ("Host") on two of the already managed Country Hearth Inn hotels.

         In September 1997, the Company completed its acquisition of Hatfield Inns, LLC. ("Hatfield"). The acquisition included eight 40-room hotel properties located in Kentucky and Missouri (the"Kentucky/Missouri Hotels"). All eight properties were converted to operate as Country Hearth Inns and are managed by Lodge Keeper. The acquisition also included the plans and design rights which the Company has used for the development and construction of additional properties. Four additional such properties have been opened (two owned, one leased, and one franchised) and an additional eleven properties are under development.

         In May 1998, the Company acquired a 121-room hotel in Norcross, Georgia (the "Norcross Hotel"). The hotel is operated as a Best Western - Bradbury Suite and is managed by Lodge Keeper.

         In June 1998, the Company entered into leases for seven additional hotel properties owned by Host. The hotel properties are operated under Super 8
(4) and Sleep Inn (3) license agreements and are managed by Lodge Keeper.

         During 1998, the Company sold seven leasehold interests in hotel properties which had been acquired with the Lodge Keeper acquisition.

     In September 1998, the Company acquired fee-simple interest in a 50-room hotel property in Coshocton, Ohio (the "Coshocton Hotel"). The property is operated under a Travelodge license agreement. The Company had previously held a leasehold interest in the property as a result of the Lodge Keeper acquisition.

         From 1994 through 1998, the Company expanded its Country Hearth Inn franchising operations by developing updated prototype hotels, implementing a franchise sales and marketing plan, and establishing a centralized room reservation system. The Company is licensed to sell Country Hearth Inn hotel franchises in 50 states. Presently, thirty-nine Country Hearth Inns are open and operating in thirteen states, 21 of which are Company owned or leased.

         In addition to the Company owned and leased properties described above, Lodge Keeper manages nine other hotel properties which operate under five different brand names and has entered into contracts for the management of two additional hotels which are presently under construction.


BUSINESS

         Principal Products and Services. The Company operates in the hospitality industry and its principal holdings include hotels, leasehold interests in hotels, loans and other investments secured by hotels, franchising rights, hotel management contracts and other related assets. Its principal product is the Country Hearth Inn mid-priced hotel chain which the Company acquired in May 1994. The primary activities of the Company involve the expansion of the Country Hearth Inn chain, limited-service hotel management, and development/acquisition/sale of hotel properties. Expansion of the Country Hearth Inn chain has been effected through direct acquisition and conversion of existing hotels, new construction, and through franchise sales. Additionally, the Company manages 44 hotels, 35 of which are Company owned or leased. For certain further information about the Company's hotels, see "Item 2. Description of Property."

     Brands. The Orlando, Atlanta, Dalton, Texas and Kentucky/Missouri Hotels, as well as five other properties managed by the Company, operate under Country Hearth Inn license agreements. The Daytona Hotel is operated under a Days Inn license agreement. The Coshocton Hotel is operated under a Travelodge license agreement. The Norcross Hotel is operated as a Best Western-Bradbury Suites. Additionally, the Company manages eighteen leased properties, five of which operate as Country Hearth Inns and eleven of which operate under other franchise license agreements, including Travelodge (4), Sleep Inns (3), and Super 8 (4). The Company also manages other hotel properties which operate under the names of Suburban Lodge, Ramada, Villager, HoJo, and LK Motel.

         Competition. There is significant competition in every phase of the hospitality industry including development, construction, management, and franchising. There are many hotel management companies in the United States, and many of them are significantly larger than the Company. The continued growth of the Company's hotel management operations is partially dependent upon the Company's development and franchising operations as well as the ability to identify and successfully negotiate third party contracts.

         As a franchisor, the Company competes with a large number of hotel franchise companies, most of whom are much larger than the Company and own brands which are more nationally recognized than the Company's. The Company is somewhat disadvantaged by the larger companies' reservation systems and national marketing efforts.

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

         Research and Development. During 1998 and 1997 the Company invested approximately $42,000 and $63,000, respectively, in market studies, environmental studies, and other feasibility analyses relating to potential hotel acquisitions and development.

         Environmental Compliance. The Company's operations and maintenance policies and procedures at each owned, leased, or managed property include policies and procedures regarding environmental compliance. The costs of such compliance is not significant.

         Employees. As of February 28, 1999, the Company had 696 employees in the aggregate, including 40 full-time and 4 part-time corporate employees and 301 full-time and 351 part-time hotel employees. Four full-time hotel employees are employed under a collective bargaining agreement.

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

         The Company is subject to a number of risks, including the general risks of investing in real estate, the illiquidity of real estate, environmental risks, possible uninsured or underinsured losses, fluctuations in property taxes, hotel operating risks, the impact of competition, the difficulty of managing growth, seasonality, the risks inherent in operating a hotel franchise business, and the risks involved in hotel renovation and construction. For a discussion of these and other risk factors, see the "RISK FACTOR" section contained in the Company's Registration Statement on Form S-3 (File No. 333-37691).

Item 2.  Description of Property.

CORPORATE OFFICES

         The Company's corporate headquarters are located at 4243 Dunwoody Club Drive, Suite 200, Atlanta, Georgia. The Company leases approximately 3,600 square feet as its corporate headquarters. The lease term extends through October 1999 at an annual rate of approximately $57,000. The Company believes its headquarters are adequate for its current needs.

         Hotel management and accounting functions are conducted by Lodge Keeper which operates in leased office space located in Prospect, Ohio. The Lodge Keeper leased space includes approximately 16,800 square feet and extends through November 2001 at an annual rate of approximately $50,000. The Company believes that these offices are adequate for its current needs and provides room for moderate expansion.

OWNED REAL PROPERTIES

     Land. As of February 28, 1999, the Company owned six parcels of undeveloped and unencumbered land, with an aggregate book value of $214,198. All of such parcels are held for sale.

     Owned and Leased Hotel Properties. The following table sets forth certain 1998 information for each of the Company's owned and leased hotels:


                                                                                         Revenue
                                                                 Average     Average       per
                            No. of       Year         Year      Occupancy     Daily     Available      Total
        Properties           Rooms      Built       Acquired     Rate(1)     Rate(1)     Room(1)     Revenue(2)
--------------------------- -------- ------------- ----------- ------------ ----------- ----------- -------------
2 Country Hearth Inns
   in Georgia                 172     1967-1971       1996        46.6%         $49.10      $22.89    $1,541,132

Country Hearth Inn
   Orlando, FL                150        1985         1995        81.9%         $70.34      $57.61    $4,029,107

3 Country Hearth Inns
   in Texas                   120     1984-1986       1995        53.3%         $47.89      $25.53    $1,151,386

9 Country Hearth Inns
in Kentucky and Missouri      359     1993-1998    1997-1998      58.2%         $47.13      $27.41    $3,452,372

Days Inn
   Daytona, FL                180        1972         1993        48.7%         $48.09      $23.40    $1,879,661

St. Louis NW Inn
   St. Louis, MO              186     1964-1968       1997        92.9%         $20.53      $19.07    $1,361,138

Travelodge
   Coshocton, OH               50        1974         1997        50.4%         $41.03      $20.67      $393,110

Best Western -
Bradbury Suites
   Norcross, GA               121        1987         1998        50.1%         $53.36      $26.74      $906,628

Host Funding Leases
   in FL, MS, OH, KY, MO
   IL, IN                     614     1985-1993    1997-1998      63.2%         $47.68      $30.12    $4,695,328

Other Leased Properties
   in OH and MI               539     1968-1975       1997        48.7%         $41.89      $20.41    $4,178,286

Other (3)                                                                                             $2,131,938
--------------------------- -------- ------------- ----------- ------------ ----------- ----------- -------------
   Total                                                                                             $25,720,086
--------------------------- -------- ------------- ----------- ------------ ----------- ----------- -------------

(1)      Statistical information represents full year of operation.
(2)      Total revenue represents revenues earned during ownership period.
(3)      Represents revenues earned from properties prior to their sale in 1998.

     Atlanta Hotel. In March 1996, the Company acquired an 82-room hotel in Atlanta, Georgia formerly known as the Sandy Springs Inn (the "Atlanta Hotel"). During the latter half of 1996, the hotel was renovated and refurbished for conversion to operate as a Country Hearth Inn. The conversion was substantially completed in January 1997 at a total cost of approximately $800,000, approximately half of such was financed through lease arrangements, which were subsequently paid off in February 1998.

     The Atlanta Hotel secures a first mortgage loan with a December 31, 1998 balance of $2,087,394. The loan bears interest at 9.5% and requires monthly payments of $20,350 until August 2016.

     The market for hotel rooms in Atlanta is extremely competitive due to the multitude of properties in the area. The hotel is positioned as a moderately priced property targeted primarily at business travelers. Occupancy and room rates averaged approximately 52.9% and $60.27 during 1998.

     Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1998 were approximately $40,000.

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

     The Dalton Hotel secures a first mortgage loan with a December 31, 1998 balance of $1,006,161. The loan bears interest at 9.15% and requires monthly payments of $9,549 until September 2001 at which time the then remaining balance is due.

     The Dalton Hotel also secures a second mortgage loan with a December 31, 1998 balance of $256,983. The loan bears interest at 8.74% and requires monthly payments of $2,313 until September 2001, at which time the then remaining balance is due.

     The property is positioned to compete with the existing low and moderately priced properties in the area. It will also compete with new properties presently under development in the area. It is located adjacent to and is highly visible from I-75, a major north/south interstate highway. Occupancy and room rates in 1998 averaged approximately 40.9% and $35.95, respectively.

     Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1998 were approximately $23,000.

     Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

     Orlando Hotel. In May 1995, the Company acquired the majority ownership of a 150-room hotel in Orlando, Florida (the "Orlando Hotel"). Prior to the acquisition, the Company held a second mortgage on the property with an aggregate principal and interest balance of approximately $2.8 million (the "Old Second Mortgage"). The second mortgage balance was reduced to $1 million (the "New Second Mortgage") in exchange for a fifty-five percent (55%) interest in Heritage Inn Associates, Ltd., the partnership which owns the hotel. The hotel was also subject to a first mortgage which collateralized certain Orange County, Florida industrial development bonds (the "Orlando IRB").

     The Orlando IRB and the New Second Mortgage were fully paid and satisfied in November 1996 with proceeds from a new first mortgage loan secured by the property. The new first mortgage loan had a December 31, 1998 balance of $4,436,293, bears interest at 9.55% and requires monthly principal and interest payments of $43,028 until December 2016, at which time the then remaining balance is due and payable.

     The market for hotel rooms in Orlando is extremely competitive due to the multitude of properties in the area. The Orlando Hotel does benefit from the large number of local attractions and from the Orlando Convention Center activities. The hotel is positioned as a lower priced alternative property situated among mega-room high rises. Occupancy and room rates in 1998 averaged 81.9% and $70.34, respectively.

     Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1998 were approximately $125,000.

     Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

     Texas Hotels. In December 1995, Buckhead purchased three Homeplace Inn hotel properties in Texas from affiliates of American Liberty Hospitality, Inc. ("ALH"). The three hotels secure a first mortgage loan with a December 31, 1998 balance of $2,253,045. The first mortgage loan matures December 2002, bears interest at 9.056%, and requires monthly payments of $21,680.

     Immediately upon acquisition, the acquired hotels (the "Texas Hotels") along with three other ALH owned Homeplace Inn properties were converted to operate as Country Hearth Inns.

     The Texas Hotels are limited service 40-room properties located in smaller southeastern Texas cities. Generally, comparable rooms are not immediately available in their selected markets. Occupancy and room rates in 1998 averaged approximately 53.3% and $47.89, respectively.

     Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the properties are adequately covered by insurance and are suitable and adequate for their present use. Property taxes in 1998 totaled approximately $42,000.

     Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

     Kentucky/Missouri Hotels. In September 1997, the Company acquired eight 40-room hotel properties located in Kentucky and Missouri from Hatfield Inns, LLC. All eight properties (the "Kentucky/Missouri Hotels") were converted to Country Hearth Inns. The conversion costs were not significant; approximately $10,000 to $20,000 per property. In September 1998, construction was completed on a ninth comparable property located in Nicholasville, Kentucky.

     The Kentucky/Missouri Hotels secure first and second mortgage notes payable with December 31, 1998 balances aggregating $8,003,310. Three of the mortgage notes were refinanced in 1998. The three new notes with an aggregate December 31, 1998 balance of $2,567,999 bear interest at 8.25% and require monthly payments of $22,026 until September 2018. Three other notes with an aggregate December 31, 1998 balance of $2,339,536 are cross-collateralized, bear interest at 9.18%, and require monthly payments of $21,826 until October 2007. The remaining notes bear interest at prime plus 1%, require aggregate monthly payments of $33,531, and mature at various dates (2000-2015).

     The Kentucky/Missouri Hotels are limited service 40-room interior corridor properties located in smaller cities where they enjoy limited competition in their selected markets. Occupancy and room rates in 1998 averaged approximately 58.2% and $47.13, respectively.

     Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the properties are adequately covered by insurance and are suitable and adequate for their present use. Aggregate property taxes in 1998 were approximately $100,000.

     Differences between personal property financial reporting asset bases and federal tax bases are not significant. Federal tax bases of real property are approximately $2.4 million less than financial reporting asset bases. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

     Daytona Hotel. The Company owns a 180-room Days Inn hotel in Daytona, Florida (the "Daytona Hotel") which was acquired by the Company through foreclosure in March 1993. The hotel was acquired subject to a first mortgage which was in default. The mortgage note was restructured in May 1994. In September 1998, the first mortgage note was paid off and refinanced by a new mortgage. The new mortgage note with a December 31, 1998 balance of $2,288,917 bears interest at 8.5% and is due in monthly installments of $19,960 until October 2018.

     The market for comparable rooms is extremely competitive due to the large number of hotels/motels in the Daytona area. The area does benefit, however, from certain event related demand peaks. Average room occupancy and average daily rate during 1998 was 48.7% and $48.09, respectively.

     Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1998 were approximately $61,000.

     Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

     St. Louis NW Inn. The Company acquired the 186-room Northwest Inn in St. Louis, Missouri (the "NW Inn"), as part of the May 1997 Lodge Keeper acquisition. The property is an extended-stay facility which is positioned to compete with existing low priced extended-stay properties in the area. It will also compete with new extended-stay properties presently under development in the area. Occupancy and room rates in 1998 averaged approximately 92.9% and $20.53, respectively.

     The property secures a first mortgage loan with a December 31, 1998 balance of $1,753,000. The loan bears interest at 8.5% and requires monthly payments of $13,178 until February 2004.

     Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1998 were approximately $61,000.

     Differences between personal property financial reporting asset bases and federal tax bases are not significant. Federal tax bases of real property are approximately $1.7 million less than financial reporting asset bases. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

     Coshocton Hotel. The Company acquired fee-simple interest in the 50-room Travelodge in Coshocton, Ohio in September 1998. The hotel was previously operated by the Company under a lease agreement. The purchase was financed by a $600,000 mortgage which bore interest at 10%. In November 1998, the mortgage was paid off with proceeds from refinancing of a new mortgage in the amount of $700,000. The new mortgage with a December 31, 1998 balance of $699,200 bears interest at 8.75% and requires monthly payments of $7,009 until December 2013.

     The Coshocton Hotel is a limited service 50-room interior corridor property located in an area which enjoys limited competition in its market. Occupancy and room rates in 1998 averaged approximately 50.4% and $41.03, respectively.

     Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1998 were approximately $9,000.

     Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

     Norcross Hotel. In May 1998, the Company acquired a 121-room hotel located in Norcross, Georgia which is operated as a Best Western-Bradbury Suites. The property is a suites hotel and competes favorably with other similar mid-priced properties with commercial business from surrounding office complexes. Occupancy and room rates in 1998 averaged 50.1% and $53.36, respectively.

     The property secures a first mortgage loan with a December 31, 1998 balance of $3,776,924. The loan bears interest at an indexed rate based on U.S. Treasury securities and is currently at 8.75% and requires monthly payments of $32,911 until February 2007.

     Renovation and environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1998 were approximately $49,000.

     Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property.

     Host Funding Leases. During 1998 and 1997, the Company, in two separate transactions, entered into long term lease agreements for four Super 8 Motels, three Sleep Inns, and two Country Hearth Inns owned by Host Funding, Inc. ("Host"). The properties are located in Florida, Mississippi, Missouri,
Illinois, Kentucky, Ohio, and Indiana. Lease terms are for fifteen (15) years with two extension options of five years each, and provide for contingent payments based on a percentage of revenues. Base rents for the nine properties aggregates $2,553,841 per year.

     The leased properties are generally located along highways and interstates and compete with similarly situated budget properties. Occupancy and room rates in 1998 averaged 63.2% and $47.68, respectively.

     Other Leased Hotels. In addition to the Host lease properties described above, the Company leases eight other limited-service hotels which are located in Ohio. Lease terms range from 10 to 30 years with options to renew at varying terms. Certain of the leases provide for contingent payments based upon a percentage of revenues. Base rentals on the eight properties aggregates $625,225.

     The Leased Hotels are generally located along highways and interstates and compete with similarly situated budget properties. Occupancy and room rates in 1998 averaged 48.7% and $41.89, respectively.



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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol: BUCK.

     The following table presents the high and low sales prices for the Common Stock for each quarter of 1997 and 1998.

                                                    ($ Per Share)
                                                   High         Low
                                                  ------------------
   Quarter ended March 31, 1997                    7.37        6.00
   Quarter ended June 30, 1997                     7.25        6.25
   Quarter ended September 30, 1997                9.12        6.62
   Quarter ended December 31, 1997                 8.87        7.00
   Quarter ended March 31, 1998                    7.88        6.00
   Quarter ended June 30, 1998                     7.75        6.50
   Quarter ended September 30, 1998                7.50        5.38
   Quarter ended December 31, 1998                 6.75        4.75


     The sales price amounts have been supplied by The Nasdaq Stock Market and do not include retail mark-up, mark-down, or commission and may not represent actual transactions.


HOLDERS

     As  of  February  28,  1999,   the  Company   estimates   that  there  were
approximately 750 beneficial holders of its Common Stock.


DIVIDENDS

     On September 23, 1997, the Company issued 30,000 unregistered shares of $100 par value ten percent (10%) nonvoting cumulative Series A Preferred Stock as partial consideration for the acquisition of Hatfield Inns, LLC. The Series A Preferred Stock has certain rights, privileges and preferences that limit and qualify the rights of the Common Shareholders of the Company. Holders of the Series A Preferred Stock are entitled to receive, prior and in preference to any distribution to the holders of Common Stock, cumulative dividends at the rate of 10% per annum, to the extent declared by the Board of Directors. All accrued but unpaid dividends of the Series A Preferred Stock must be paid in full before any cash dividend may be declared on the Common Stock. Further, holders of the Series A Preferred Stock have certain preferential distribution rights in the event of any liquidation, dissolution or winding-up of the Company.

     During 1998 and 1997, the Board of Directors declared dividends of $300,000 and $92,333, respectively, on the Series A Preferred Stock. As of December 31, 1998, $25,000 of such dividends remained unpaid.

     Certain of the Company's debt obligations contain provisions relating to minimum net worth and debt to equity ratios. In the opinion of management, such restrictions are not likely to limit the ability to pay dividends in the future.

     The Company has not sold any securities during the last quarter of the period covered by this report without registering them under the Securities Act of 1933.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

         The Company continued to acquire interests in hotel properties during 1998. The most significant transaction was the purchase of leasehold interests in seven hotel properties owned by Host Funding, Inc. ("Host"). The properties operate as Sleep Inn(3) and Super 8(4) hotels. The leasehold interests were purchased in June 1998 for an aggregate purchase price of approximately $1.3 million, including approximately $500,000 in cash, $400,000 of Company common stock, and $400,000 of notes payable. The Company committed to expend approximately $400,000 for renovations and other improvements to the properties for which it would receive dollar for dollar credits against its notes payable to Host. Such expenditures have been substantially completed. The Company also leases two Country Hearth Inns owned by Host; such transactions having been completed in October 1997.

         The Company also acquired a 121-room hotel in Norcross Georgia which is operated as a Best Western-Bradbury Suite. The acquisition was completed in May 1998 for an aggregate purchase price of approximately $4 million, including cash of approximately $200,000 and an assumed mortgage note payable of approximately $3.8 million.

         In September 1998, the Company acquired a 50-room hotel property in Coshocton, Ohio for approximately $725,000. The property is operated under a Travelodge license agreement. The Company had previously held a leasehold interest in the property. The purchase price was partially financed by a $600,000 mortgage note which was later paid off with the proceeds from a new $700,000 mortgage note.

         The Company completed construction of a 40-room hotel in Nicholasville, Kentucky which opened in September 1998 and began construction on another 40-room property in Eddyville, Kentucky. The Eddyville property opened in March 1999. Construction of both of these properties was partially financed by construction loans ($1 million each) from a local bank and by purchase money notes to the land sellers for an aggregate of $225,000. Both of these properties which operate as Country Hearth Inns are based on the designs obtained in the Company's September 1997 acquisition of Hatfield Inns, LLC which is discussed further below.

         Also during 1998, the Company entered into agreements to lease three newly constructed properties in Georgia. These properties are also based on the 40-room Country Hearth Inn designs. One property in Barnesville was completed and opened in late December. Two other properties in Cedartown and Monroe are presently under construction and expected to open during 1999.

         During 1998, the Company completed significant renovations on three leased hotels in Ohio which have been converted to operate as Country Hearth Inns.

         In the aggregate, the Company spent approximately $6 million on capital expenditures during 1998 in addition to approximately $900,000 on the Host lease acquisition and renovation expenditures. Proceeds from notes payable of approximately $3 million during 1998 partially financed these expenditures. The remaining proceeds from the Company's December 1997 sale of $5 million of convertible debentures (see below) provided the additional funds needed.

         Another source of funds during 1998 was the sale of certain leasehold interests. The Company has previously announced its intention to divest its investments in older less profitable hotel properties. During 1998, the Company sold eight of its leasehold interests in hotel properties which resulted in gains of approximately $1.6 million. The operating profit contribution from these properties which has been lost was not significant. Management expects to complete similar sales in 1999, although the resulting gains are not expected to be of the same magnitude.

         Two significant acquisitions which nearly doubled the assets of the Company highlighted 1997. In May 1997, the Company completed its acquisition of The Lodge Keeper Group, Inc. of Prospect, Ohio ("Lodge Keeper"). Lodge Keeper operated 18 hotels under long-term leases, held management contracts on six Country Hearth Inn hotels and owned a 186-room independent extended-stay hotel. In September 1997, the Company completed its acquisition of Hatfield Inns, LLC. ("Hatfield"). The Hatfield acquisition included eight 40-room hotel properties located in Kentucky and Missouri.

          The Lodge Keeper acquisition included a fully-staffed hotel management operations center capable of additional capacity. Simultaneous with the acquisition, Lodge Keeper assumed the management responsibilities of four hotels previously owned by the Company and has assumed management responsibility for all the properties subsequently acquired and developed in 1997 and 1998. As of February 28, 1999, Lodge Keeper managed 44 hotel properties, including 35 owned or leased by the Company. Management believes there is significant growth potential for its hotel management business and the Company is aggressively pursuing opportunities to manage hotels for institutional and individual investors.

         The Lodge Keeper purchase price totaled approximately $6.3 million consisting of $825,000 cash, 106,320 shares of common stock of the Company, and the assumption of approximately $4.8 million of debt. Management believes that hotel management and leasehold profits will be adequate to service the assumed debt.

         All eight of the properties acquired from Hatfield have been converted to operate as Country Hearth Inns. Conversion costs were not significant. The acquisition also included the plans and design rights for these 40-room interior corridor properties specifically designed for smaller markets. Management believes there is significant growth potential for the development and construction of these properties. Four additional hotel properties of this type have been opened (two owned, one leased, and one franchised) and another eleven are under development.

          The Hatfield purchase price totaled approximately $11 million consisting primarily of cash and payables of $1.5 million, $3 million of preferred stock issued by the Company, and the assumption or placement of approximately $6.5 million of debt. The preferred stock is nonvoting and accrues cumulative dividends at the rate of 10% per annum, payable when and to the extent declared by the Company's board of directors. All accrued but unpaid dividends of the preferred stock must be paid in full before any cash dividend may be declared on the Company's common stock. Management believes that the acquired hotels' operating profits will adequately service the related debt and preferred stock dividends, if declared.

         The Company completed its fourth full year of Country Hearth Inn franchising, marketing, and conversion activities in 1998. As of February 28, 1999, there were 39 Country Hearth Inn properties open and operating in thirteen states. During 1997 and 1998, the Company executed master license agreements for the development of 65 new Country Hearth Inns. Ten Country Hearth Inns are presently under construction and 12 other properties under signed agreements are in various stages of pre-construction.

         For operating purposes, the Company has not historically encountered liquidity shortfalls, the need for short-term financing, or the need to raise additional equity capital. Significant acquisitions have been financed primarily by mortgage debt and issuance of equity securities to the sellers. The specific need for future such financing would be directly impacted by the size and nature of future acquisitions, if any. The Company's hotel operations are highly seasonal in nature. Second and third quarter operating profits are typically higher than the first and fourth quarters. As a result the Company is presently susceptible to seasonal liquidity shortfalls. The Company has arranged for a $1 million line of credit with a bank to help protect against such shortfalls. No draws on the line of credit were made during 1998.

         In December 1997, the Company issued $5,000,000 of convertible debentures to investment funds managed by Tower Investment Group, Inc., now known as Bay Harbour Management ("Bay Harbour"). Bay Harbour manages investment funds which already owned approximately 14% of the outstanding common shares of the Company at that time and now own approximately 26%. The related debenture notes bear interest at 8%, payable quarterly in arrears, and are due December 2002. The debentures are convertible into common shares of the Company at any time at $9.00 per share. If all such debentures were converted, an additional 555,555 shares of common stock would be issued. The Company used the proceeds for conversions of certain leased properties into Country Hearth Inns and for deposits and/or cash portions of hotel and leasehold interest acquisitions as discussed above. A portion of the proceeds were also used to defer the need for short term financing which may have otherwise become necessary due to the highly seasonal impact of hotel operations.

         The Company's balance sheet at December 31, 1998 includes a deferred tax asset of $3,831,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the Company during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in determining whether a valuation allowance is necessary. Some of the various factors considered by management are discussed below.

     During 1997, the Company sold two wholly owned subsidiaries which held an investment in Days Inns Mortgage Trust ("DIMT"). DIMT was treated as a partnership for income tax purposes and had produced significant tax purpose net operating losses (NOLs) totaling approximately $34 million through December 31, 1996. These NOLs had no impact on the Company's book provision for regular taxes because the ultimate dissolution of the partnership would result in immediate gain recognition for a comparable amount. Because of NOL limitations, the Company was exposed, however, to significant potential future alternative minimum tax liability. All of these tax attributes accompanied the DIMT interest with its sale, and the Company's tax position is no longer impacted by DIMT.

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

          In evaluating the impact of the above events in conjunction with recent trends in the Company's operations, specifically franchising activities, hotel management, and hotel development and sales, management determined that it was more likely than not that the results of future operations would generate sufficient taxable income to realize a portion of the deferred tax assets. Such determination was made in the fourth quarter of 1997, resulting in the recognition of a $2,930,000 deferred income tax benefit. Similarly in 1998, based on actual events and other information available, it appeared more likely than not that additional portions of the deferred tax assets would be realized and the Company recognized an additional net deferred tax asset of $901,000. Although no assurances can be made, realization of the Company's deferred tax assets should occur if the Company generates approximately $14 million of taxable income over the next 8 to 20 years.

RESULTS OF OPERATIONS

         Hotel revenues and operating profits in 1998 amounted to approximately $25.7 million and $5.3 million, respectively, compared with $15.6 million and $3.1 million in 1997. These 1998 increases reflect the results of the Lodge Keeper and Hatfield acquisitions in 1997 and the Host leases and other smaller acquisitions in 1998. Overall operating profit margins increased slightly as a result of the sale of leasehold interests in eight properties which had lower profit margins.

         For hotel properties which were owned by the Company in 1998 and 1997, revenue per available room ("Revpar") and operating profits generally increased at most properties. Specifically, the Company's owned hotels in Atlanta and Dalton, Georgia; Orlando and Daytona, Florida; and all Kentucky and Missouri properties experienced Revpar increases in 1998. The Company's owned hotels in Texas experienced Revpar declines in 1998. Newer properties in nearby markets have negatively impacted the profitability of these hotels. Management is presently assessing whether or not to sell some or all of these properties.

         The Company earned approximately $2.1 million of hotel revenues from eight leased properties prior to their sale in 1998. The eight remaining leased properties acquired with the 1997 Lodge Keeper acquisition generated aggregate 1998 revenues of approximately $4.2 million. Additional leasehold interest sales are anticipated in 1999 which will cause a decline in such revenues. Operating profits, however, are not expected be significantly impacted.

         The Host leases which were acquired in June 1998 contributed revenues of approximately $2.9 million and hotel operating profits of approximately $200,000. Such amounts should increase on an annualized basis after consideration of seasonal fluctuations.

          The Company experienced net operating losses in the fourth quarter of 1997 and the first quarter of 1998 which largely reflects the seasonal nature of limited service hotel operations. The increase in the number of properties from the Lodge Keeper and Hatfield acquisitions magnified this aspect of the Company's operations.

         Investment income declined from approximately $784,000 in 1997 to $201,000 in 1998. The 1997 amount includes a $455,000 gain from the call of an industrial revenue bond previously owned by the Company. Through 1997 and a portion of 1998, the Company's note receivable portfolio declined as a result of payments received in excess of new notes originated. The Company's net note receivable portfolio increased in 1998, however, as a result of the notes taken in connection with the previously discussed leasehold interest sales. Interest income from this source is expected to continue.

         Franchising activities losses were reduced to approximately $247,000 in 1998. Such loss is after the elimination of intercompany franchise fees on Company owned and leased Country Hearth Inns. If such fees were included, franchising would have reported a modest profit in 1998. The Company has continued investing in the establishment of the Country Hearth Inn brand and expects that franchising activities will report a slight profit in 1999 even after the elimination of intercompany fees. Management continues to believe that substantial profits will be realized in future years from its investments in franchising activities.

         The Company continues to experience substantial profits from its hotel acquisition/development/sale activities. The Company recognized gains on property and leasehold sales in 1998 and 1997 of approximately $1.6 million and $289,000, respectively. Management expects further profits from these activities, however, the amounts and timing of such are not predictable.

         Other  income  in  1998  and  1997  includes   nonrecurring   gains  of
approximately $500,000 and $1.1 million, respectively, from collections on impaired notes and favorable settlements of Old Buckhead claims.

         Other operating and administrative expenses increased in 1998 to approximately $2.3 million from $1.8 million in 1997. The substantial portion of this increase is attributable to the acquisition of Lodge Keeper's hotel management operations in May 1997 and to a lesser extent is attributable to payroll increases.

          Interest expense in 1998 increased to approximately $3 million from $1.6 million in 1997. The increase is attributable to the additional debt from the Lodge Keeper and Hatfield acquisitions in 1997 and the Norcross hotel acquisition in 1998. Also, the Company recognized approximately $400,000 of interest expense relating to the convertible debentures issued in December 1997. The Company has approximately $4 million of debt obligations which are floating rate (prime plus 1%). The remainder of the Company's debt obligations are fixed rate (8% to 9.55%). Interest expense in 1999 is expected to increase as a result of the obligations added in 1998 being outstanding for a full year. Management considers the present borrowing rates and availability of hotel financing to be favorable, thus increasing the likelihood of further hotel acquisitions.

         Similarly, depreciation and amortization expenses increased in 1998 as a result of the hotel acquisitions and should increase further in 1999 as a result of the acquired properties being held for a full year.

         As previously discussed, the Company recognized deferred income tax benefits in 1998 and 1997 of $901,000 and $2,930,000, respectively.



YEAR 2000 ISSUES

         The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations. The Company recognizes the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

         The Company has conducted an assessment of its computer and data telecommunications information systems ("IT Systems"), as well those computer systems that do not relate to information technology, including, without limitation, electronic locks, telephone systems, elevators, VCR's and other guest service related systems ("Non-IT Systems"), to identify needed Year 2000 remediation. The Company currently anticipates that its Year 2000 assessment, remediation, and testing efforts will be completed by December 31, 1999.

         The Company's home office, and management company IT Systems have been evaluated and tested and are considered to be Year 2000 compliant. All hotel front office systems have been evaluated. Seven such systems were found to not be Year 2000 compliant and will need to be upgraded or replaced at an estimated total cost of $40,000.

         The Company has communicated with its significant vendors and service providers regarding the extent to which these entities have addressed Year 2000 compliance issues. The most critical IT System being credit card processing has been tested and found to be Year 2000 compliant. Other vendor and service provided systems such as electronic lock systems and guest related telephone and television systems have been tested and found to be Year 2000 compliant. All other less critical systems are currently being evaluated. Management estimates that this process is approximately 75% complete and expenditures to remediate any problems encountered will not be significant.

         The Company has not communicated with its hotel guests regarding Year 2000 compliance issues, since none of its guests is considered to be individually significant and the Company receives no electronic data from its guests other than credit card information which is discussed above.

         Based on the Company's assessments and available information, the Company believes that its cost to ensure Year 2000 compliance will not exceed $100,000. As of February 28, 1999 the Company had incurred approximately $10,000 related to Year 2000 assessment, remediation and testing. The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not completed timely, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with guests, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities, including, but not limited to, the Company's third party vendors and service providers and its guests, will not have a material adverse impact on the Company's systems or results of operations. The Company has not engaged an independent expert solely to assist in its Year 2000 efforts. However, when installing new software, the Company requires year 2000 compliance assurances from its vendors.

         The Company has not yet determined the operational costs and problems that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company has not developed a contingency plan for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

         Readers are cautioned that forward-looking statements regarding Year 2000 issues should be read in conjunction with the cautionary statement in the RISK FACTORS section of "Item 1. Description of Business".








Item 7.  Financial Statements.

ANNUAL FINANCIAL STATEMENTS

     The Company's consolidated financial statements with independent auditors' report thereon are included on pages 24 through 52 which follow.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1998 and 1997

                    With Independent Auditors' Report Thereon

                          Independent Auditors' Report


The Board of Directors
Buckhead America Corporation:


We have audited the accompanying consolidated balance sheets of Buckhead America Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buckhead America Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                        /s/ KPMG LLP


Atlanta, Georgia
March 5, 1999

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                     Assets                                                              1998                 1997
                     ------                                                              ----                 ----
Current assets:
    Cash and cash equivalents, including restricted cash of
       $547,695 in 1998 and $410,397 in 1997 (note 3)                          $       1,604,194           3,281,774
    Investment securities (note 4)                                                       120,496           3,188,115
    Accounts receivable, net (note 6)                                                  1,886,341           1,049,009
    Current portions of notes receivable, net (note 5)                                   367,017             370,520
    Other current assets                                                                 344,669             344,207
                                                                                       ---------           ---------
                     Total current assets                                              4,322,717           8,233,625

Noncurrent portions of notes receivable, net (note 5)                                  2,696,561             724,307
Investment securities (note 4)                                                           139,977                --
Property and equipment, at cost, net (notes 6, 8, and 9)                              42,306,067          34,275,664
Deferred tax assets (note 12)                                                          3,831,000           2,930,000
Deferred costs, net (note 7)                                                           1,892,195           1,933,153
Leasehold interests, net (note 7)                                                      3,192,939           2,839,487
Other assets (note 7)                                                                  1,159,662           1,227,787
                                                                                     -----------          -----------
                                                                               $      59,541,118          52,164,023
                                                                                     ===========          ===========

                     Liabilities and Shareholders' Equity
                     ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                                      $       3,618,621           3,291,528
    Current portions of notes payable (note 8)                                         1,251,251             933,183
                                                                                       ---------           ---------
                  Total current liabilities                                            4,869,872           4,224,711

Noncurrent portions of notes payable (note 8)                                         33,357,178          27,648,925
Other liabilities                                                                        256,049             262,567
                                                                                       ---------           ---------
                  Total liabilities                                                   38,483,099          32,136,203
                                                                                       ---------           ---------

Minority interest in partnership                                                         565,694             674,269

Shareholders' equity (notes 10 and 13):
    Series A preferred stock; par value $100; 200,000 shares
       authorized; 30,000 shares issued and outstanding                                3,000,000           3,000,000
    Common stock; $.01 par value; 5,000,000 shares
       authorized; 2,003,277 and 1,949,630 shares issued
       and 1,943,935 and 1,897,780 shares outstanding in
       1998 and 1997, respectively                                                        20,033              19,496
    Additional paid-in capital                                                         7,362,487           6,963,024
    Retained earnings                                                                 10,728,847           9,793,352
    Accumulated other comprehensive loss                                                (148,023)               --
    Treasury stock, 59,342 and 51,850 common shares
       in 1998 and 1997, respectively                                                   (471,019)           (422,321)
                                                                                       ---------           ---------
                  Total shareholders' equity                                          20,492,325          19,353,551

Commitments and contingency (notes 7, 9, and 15)
                                                                                       ---------           ---------
                                                                               $      59,541,118          52,164,023
                                                                                      ==========          ===========
See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                        Consolidated Statements of Income
                     Years ended December 31, 1998 and 1997
                                                                                       1998                  1997
                                                                                ----------------        ---------------
Revenues:
    Hotel revenues                                                              $     25,720,086        $    15,590,744
    Franchise fee income                                                                 699,208                538,632
    Gains on property sales (notes 6 and 7)                                            1,648,894                289,300
    Investment income (note 4)                                                           201,334                784,090
    Other income, net (notes 11 and 14)                                                  525,126              1,366,783
                                                                                ----------------        ---------------
                  Total revenues                                                      28,794,648             18,569,549
                                                                                ----------------        ---------------
Expenses:
    Hotel operations                                                                  20,420,888             12,522,578
    Franchise operations                                                                 946,834              1,155,120
    Other operating and administrative (note 14)                                       2,337,140              1,842,974
    Depreciation and amortization                                                      1,773,346              1,204,082
    Interest                                                                           2,981,945              1,601,183
                                                                                ----------------        ---------------
                  Total operating, administrative, and
                     interest expenses                                                28,460,153             18,325,937
                                                                                ----------------        ---------------
                  Income before income taxes                                             334,495                243,612
Deferred income tax benefit (note 12)                                                   (901,000)            (2,930,000)
                                                                                ----------------        ---------------
                  Net income                                                    $      1,235,495              3,173,612
                                                                                ================        ===============
Net income per common share (note 10):
    Basic                                                                       $           0.48                   1.67
                                                                                ================        ===============
    Diluted                                                                     $           0.47                   1.56
                                                                                ================        ===============
See accompanying notes to consolidated financial statements.


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                     Years ended December 31, 1998 and 1997

                                                                                              ACCUMULATED
                                                                         ADDITIONAL           OTHER                    TOTAL
                                     COMPREHENSIVE  COMMON    PREFERRED  PAID-IN    RETAINED  COMPREHENSIVE  TREASURY  SHAREHOLDERS'
                                     INCOME         STOCK     STOCK      CAPITAL    EARNINGS  INCOME (LOSS)  STOCK     EQUITY
                                     -------------  --------  ---------  ---------- --------- -------------  --------- -------------

Balances at December 31, 1996                       $ 18,180         --   6,288,574 6,712,073       455,128   (389,821)   13,084,134
Issuance of 106,320 common shares
    for business acquisition, net of
    5,000 treasury shares acquired                     1,063         --     690,017        --            --    (32,500)      658,580
Issuance of 25,333 common shares
    pursuant to exercise of options                      253         --      97,239        --            --        --        97,492
Issuance of 30,000 preferred shares
    for business acquisition, net of
    $112,806 issuance costs                               --  3,000,000    (112,806)       --            --        --     2,887,194
Preferred stock dividends                                 --         --          --   (92,333)           --        --       (92,333)
Comprehensive income:
    Net income                       $   3,173,612        --         --          -- 3,173,612            --        --     3,173,612
    Change in unrealized gain on
       investment securities
       (see below)                        (455,128)       --         --          --        --      (455,128)       --      (455,128)
                                     -------------  --------  ---------  ---------- --------- -------------  --------- -------------
       Total comprehensive income    $   2,718,484
                                     =============  --------  ---------  ---------- --------- -------------  --------- -------------
Balances at December 31, 1997                         19,496  3,000,000   6,963,024 9,793,352            --   (422,321)  19,353,551

Issuance of 53,647 common shares
    for asset acquisition                                537         --     399,463        --            --         --      400,000
Acquisition of 7,492 common shares                        --         --          --        --            --    (48,698)     (48,698)
Preferred stock dividends                                 --         --          --  (300,000)           --         --     (300,000)
Comprehensive income:
    Net income                       $   1,235,495        --         --          -- 1,235,495            --         --    1,235,495
    Change in unrealized gain (loss)
    on investment securities (see
    below)                                (148,023)       --         --          --        --      (148,023)        --     (148,023)
                                     -------------
       Total comprehensive income    $   1,087,472
                                     =============  --------  ---------  ---------- --------- -------------  --------- -------------
Balances at December 31, 1998                       $ 20,033  3,000,000   7,362,487 10,728,847     (148,023)  (471,019)  20,492,325
                                     =============  ========  =========   ========= ========= =============  ========= =============

                                     1998           1997
                                     -------------  --------
Disclosure of reclassification
    amount:
    Unrealized holding losses
       arising during the period     $    (148,023)       --
    Less reclassification adjustment
       for gains included in net
       income                                   --   455,128
                                     =============  ========
                                     $    (148,023)  455,128
                                     =============  ========
See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1998 and 1997

                                                                                        1998                 1997
                                                                                  ----------------     ---------------
Cash flows from operating activities:
    Net income                                                                 $       1,235,495           3,173,612
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                 1,773,346           1,204,082
         Sales (purchases) of trading securities, net                                  2,998,950           (1,631,470)
         Realized gains on trading securities                                             (37,260)           (146,527)
         Unrealized holding losses on trading securities                                 105,929              51,755
         Realized gains on available-for-sale securities                                    --               (455,128)
         Gains on property and leasehold interest sales                                (1,648,894)           (289,300)
         Gain on note sale                                                                  --               (800,000)
         Minority interest in partnership income                                         250,015             121,154
         Equity in joint venture losses                                                  124,480             125,487
         Deferred income tax benefit                                                     (901,000)         (2,930,000)
         Change in assets and liabilities, net of effect of acquisitions:
               Accounts receivable, net                                                  (837,332)           (415,596)
               Accounts payable and accrued expenses                                     295,140             (162,000)
               Other, net                                                                149,992              79,267
                                                                                   ----------------     ---------------
                  Net cash provided by (used in) operating activities                  3,508,861           (2,074,664)
                                                                                   ----------------     ---------------
Cash flows from investing activities:
    Principal receipts on notes receivable                                               704,970           1,188,566
    Originations of notes receivable                                                   (1,018,721)           (440,000)
    Acquisitions of businesses and hotels                                                (707,783)         (1,601,815)
    Additions to property and equipment                                                (5,966,947)         (1,364,478)
    Investments in joint ventures                                                        (148,873)           (648,525)
    Investment maturities                                                                   --             1,565,000
    Proceeds from property and leasehold interest sales                                  989,064             348,000
    Acquisition of additional partnership interests                                       (60,000)              --
                                                                                   ----------------     ---------------
                  Net cash used in investing activities                                (6,208,290)           (953,252)
                                                                                   ----------------     ---------------
Cash flows from financing activities:
    Proceeds from notes payable                                                        2,969,091           5,396,353
    Repayments of notes payable                                                        (1,723,092)           (848,489)
    Net proceeds from refinancing of notes payable                                       374,440                --
    Distribution to minority interest partners                                           (298,590)            (45,003)
    Proceeds from issuance of common shares                                                 --                97,492
    Preferred stock dividends paid                                                       (300,000)            (92,333)
                                                                                   ----------------     ---------------
                  Net cash provided by financing activities                            1,021,849           4,508,020
                                                                                   ----------------     ---------------
                  Net (decrease) increase in cash and cash equivalents                 (1,677,580)         1,480,104
Cash and cash equivalents at beginning of year                                         3,281,774           1,801,670
                                                                                   ----------------     ---------------
Cash and cash equivalents at end of year                                       $       1,604,194           3,281,774
                                                                                   ================     ===============
                                                                                                           (Continued)

                                                                                        1998                 1997
                                                                                   ----------------     ---------------
Supplemental disclosure of cash flow information -
    cash paid during the year for interest, net of interest capitalized
    of $48,542 in 1998 and $32,843 in 1997                                     $       2,765,901           1,615,431
                                                                                   ================     ===============
Supplemental disclosures of noncash investing and financing activities:

         Costs:
            Cash                                                               $         191,148
            Payables                                                                      31,953
            Note payable assumed                                                       3,818,798
                                                                                   ----------------
               Property and equipment                                          $       4,041,899
                                                                                   ================
           Costs:
               Cash                                                            $         516,635
               Common stock issued                                                       400,000
               Notes payable issued                                                      400,000
                                                                                   ----------------
                                                                               $       1,316,635
                                                                                   ================
            Allocated to:
               Lessor's common stock                                           $         288,000
               Leasehold interests                                                     1,028,635
                                                                                   ----------------
                                                                               $       1,316,635
                                                                                   ================

            New notes payable issued                                           $       4,885,000
            Discharge of old notes payable                                             (4,323,476)
            Notes payable issuance costs                                                 (187,084)
                                                                                   ----------------
                  Net proceeds                                                 $         374,440
                                                                                   ================

                                                                                       (Continued)


            Proceeds:
               Cash, net of closing costs                                      $         989,064
               Notes receivable, net                                                   1,655,000
                                                                                   ----------------
                                                                                   ----------------
                                                                                       2,644,064
                                                                                   ----------------
            Basis in leasehold interests sold:
               Leasehold interests, net                                                  270,002
               Leasehold improvements, net                                               725,168
                                                                                   ----------------
                                                                                   ----------------
                                                                                         995,170
                                                                                   ----------------

                  Gains on leasehold interest sales, net                       $       1,648,894
                                                                                   ================

            Costs:
               Cash                                                            $         825,000
               Common stock issued, net of treasury stock acquired                       658,580
               Notes payable assumed                                                   4,784,754
                                                                                   ----------------

                                                                               $       6,268,334
                                                                                   ================

            Allocated to:
               Property and equipment                                          $       4,489,490
               Other assets                                                            3,127,860
               Working capital deficit                                                 (1,349,016)
                                                                                   ----------------

                                                                               $       6,268,334
                                                                                   ================
            Costs:
               Cash and payables                                               $         1,464,293
               Preferred stock issued, net of issuance costs                             2,887,194
               Notes payable assumed or placed                                           6,547,911
                                                                                   ----------------

                                                                               $        10,899,398
                                                                                   ================

            Allocated to:
               Property and equipment                                                   10,740,632
               Other assets                                                                158,766
                                                                                   ----------------

                                                                               $        10,899,398
                                                                                   ================

See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


(1)    The Company

       Buckhead America Corporation (the Company) was created in December 1992 and effectively commenced operations on January 1, 1993. The Company operates in the hospitality industry and its principal holdings include hotels, loans, leasehold interests and other investments secured by hotels, hotel management contracts, hotel franchising rights, and other related assets. Its principal product is the Country Hearth Inn midpriced hotel franchise system which the Company acquired in May 1994.

       The primary activities of the Company involve the expansion of the Country Hearth Inn chain, limited-service hotel management and development/ownerships/sales of hotel properties. Expansion of the Country Hearth Inn franchise system is effected through development of new hotels, direct acquisition and conversion of existing hotels, and franchise sales.

       The Company also owns and manages other hotel properties not included in the Country Hearth Inn system. Hotel management operations are conducted through the Company's wholly owned subsidiary, The Lodge Keeper Group, Inc. (Lodge Keeper).


(2)    Summary of Significant Accounting Policies

       (a)    Principles of Consolidation

              The accompanying financial statements include the accounts of the Company and its consolidated subsidiaries. They also include, on a consolidated basis, the accounts of a 58%-owned partnership which owns a hotel subject to a nonrecourse mortgage. The accounts of the partnership are consolidated on a gross basis with the minority partners' interest reflected separately on a net basis. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

       (b)    Revenue Recognition

              Hotel revenues are recognized as earned, which is generally defined as the date upon which a guest occupies a room and utilizes the hotel's services.

              Initial franchise fees are recognized as income upon receipt as the Company has no future obligations associated with the initial fees. The Company also receives continuing royalty, marketing, and other fees based upon a percentage of each hotel's gross revenues. These continuing fees are recognized when earned.

              Investment income is recognized as earned.

       (c)    Cash and Cash Equivalents

              Cash and cash equivalents include demand and savings deposits with financial institutions and cash on hand. Restricted cash includes funds held by trustees for the benefit of the Company or its creditors. The Company considers all highly liquid instruments with maturities of less than three months to be cash equivalents.

       (d)    Investment Securities

              The Company has classified all of its investments as either "trading" or "available-for-sale." Available-for-sale securities are recorded at fair value with unrealized gains and losses, net of the related tax effect, reported as other comprehensive income. Trading securities are also recorded at fair value with unrealized gains and losses reported as investment income in the consolidated statements of income.

       (e)    Notes Receivable

              Notes receivable are recorded at cost, less the related general allowance for doubtful accounts and any allowances for impaired notes receivable. The Company, considering current information and events regarding the borrowers' ability to repay their obligations, values its notes receivable, for which it is probable that the Company will be unable to collect the full amount due in accordance with the note agreement, at the present value of the expected future cash flows, market price of the loan, if available, or the value of the underlying collateral, if any. The Company does not accrue interest for notes receivable considered to be impaired. Cash receipts on impaired notes receivable is either applied against principal or may be reported as interest income depending on management's judgment as to the collectibility of principal.

       (f)    Property and Equipment

               Property and equipment is stated at cost, less accumulated depreciation.

              Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Estimated useful lives of property and equipment are as follows:

                   Buildings                                25 to 40 years
                   Furniture, fixtures, and equipment        5 to 10 years
                   Leasehold improvements                    5 to 20 years

       (g)    Deferred Costs

              Deferred costs primarily consist of costs associated with the acquisition of trademark rights and franchise licenses and are amortized over the estimated useful lives of the assets, which range from 10 - 20 years. Deferred costs also include unamortized note payable issuance costs which are amortized over the term of the related debt.

      (h)    Leasehold Interests


               Leasehold interests are intangible assets that represent the right to operate certain hotel properties, inclusive of the right to use the properties under existing lease agreements, and are stated at cost, less accumulated amortization. Amortization is calculated on the straight-line method over the terms of the related leases.

       (i)    Other Assets

              Other assets primarily consist of deposits and investments in partnerships or corporate joint ventures other than those which are consolidated due to control. Investees in which the Company has the ability to exercise significant influence are accounted for using the equity method.

       (j)    Treasury Stock

              Treasury stock is stated at cost. In noncash exchanges, fair value represents cost.

       (k)    Marketing Costs

              The Company incurs costs for various marketing and advertising efforts. All costs related to marketing and advertising are expensed in the period incurred. Marketing costs amounted to $556,360 and $542,203 for the years ended December 31, 1998 and 1997, respectively, and are included in franchise operations expense ($123,625 and $302,254, respectively) and in hotel operations expense ($432,735 and $239,949, respectively) in the accompanying consolidated statements of income.

       (l)    Income Taxes

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

       (m)    Fair Value of Financial Instruments

              Management believes that the carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, and current portions of notes receivable and payable are reasonable approximations of their fair value because of the short-term nature of these instruments.

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

              Investment securities (both trading and available-for-sale) are stated at fair value in the accompanying balance sheet. These fair values are based on quoted market prices at the reporting date for those or similar investments.

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

       (n)    Reclassifications

              Certain reclassifications have been made to the 1997 balances to conform with classifications adopted in 1998.

       (o)    Stock Options

              The Company accounts for its stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and record compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price. In addition, pro forma net income and pro forma earnings per share disclosures for employee stock option grants must be provided as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB opinion No. 25 and provides the pro forma provisions of SFAS No. 123.

       (p)    Impairment of Long-Term Assets

              Property and equipment, deferred costs and leasehold interests are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.


       (q)    Comprehensive Income

              On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. Comprehensive income of the Company consists of net income and net unrealized gains (losses) on investment securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements. It does not affect the
              Company's financial position or consolidated results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

       (r)    Recent Accounting Pronouncements

              In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments using the "management approach" concept. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company operates and manages its business as one segment.


(3)    Cash and Cash Equivalents

       Cash and cash equivalents at December 31, 1998 and 1997 included the following:

                                                1998               1997
                                            --------------     -------------
Unrestricted cash:
  Operating accounts, money market funds,
    and overnight investments               $   550,855         2,264,632
  Hotel operating accounts, savings
    accounts, and cash on hand                  505,644           606,745
                                            --------------     -------------
                                              1,056,499         2,871,377
                                            --------------     -------------
Restricted cash:
  Unsettled claim reserves (a)                      609            27,282
  Mortgage-related escrows (b)                  494,596           330,625
  Insurance deposits (c)                         52,490            52,490
                                            --------------     -------------
                                                547,695           410,397
                                            --------------     -------------

                                            $  1,604,194        3,281,774
                                            ==============     =============

              (a) The  Company  acted  as a  trustee  and  administered  certain aspects of claims asserted in the bankruptcy of the entity formerly known as Days Inns of America, Inc. (the Days Bankruptcy). The residual amounts, if any, in certain of the related reserve accounts inured to the benefit of the Company (note 11). Accordingly, these accounts, along with the related liabilities, are reflected in the accompanying consolidated balance sheets. Such liabilities, which equal the restricted cash balances, are included in accounts payable and accrued expenses.

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

  (4)  Investment Securities

       The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for trading and available-for-sale securities by investment type and class of investment at December 31, 1998 and 1997, are as follows:

                                                                                1998
                                               -----------------------------------------------------------------------
                                                                     Gross              Gross
                                                                   unrealized        unrealized
                                                 Amortized          holding            holding             Fair
                                                   cost              gains             losses              value
                                               --------------    ---------------    --------------    ----------------

             Trading securities -
                 equity securities         $        11,812          112,082             (3,398)            120,496
             Available-for-sale
                 securities - equity
                 securities                        288,000               --           (148,023)            139,977
                                               --------------    ---------------    --------------    ----------------

                        Total              $       299,812          112,082           (151,421)            260,473
                                               ==============    ===============    ==============    ================

                                                                                1997
                                               -----------------------------------------------------------------------
                                                                     Gross              Gross
                                                                   unrealized       unrealized
                                                 Amortized          holding            holding             Fair
                                                   cost              gains             losses              value
                                               --------------    ---------------    --------------    ----------------
             Trading securities:
                 U.S. government and
                   agency obligations      $     2,962,739                -                  -          2,962,739
                 Equity securities                  10,763          216,779             (2,166)           225,376
                                               --------------    ---------------    --------------    ----------------

                        Total              $   2,973,502            216,779             (2,166)         3,188,115
                                               ==============    ===============    ==============    ================

       At December 31, 1998 and 1997, all trading securities are classified as short-term and all available-for-sale securities are classified as long-term.

       Other comprehensive loss in 1998 consists of an unrealized loss on available-for-sale securities of $148,023.

       Certain Industrial Revenue Bonds (IRBs) which were secured by a Days Inn hotel located in Birmingham, Alabama, were called at par on February 1, 1997. Investment income in 1997 includes a realized gain of $455,128 resulting from the call of the IRBs. Other comprehensive income in 1997 includes an equal amount of loss relating to the corresponding change in unrealized holding gain.

       Equity securities are primarily concentrated in hospitality related companies.

       Proceeds from the sale of trading securities were $3,000,000 and $2,600,000 in 1998 and 1997, respectively. Net realized gross gains were calculated on a specific identification basis and included in investment income in 1998 were $37,260 and in 1997 were $146,527.

(5)    Notes Receivable

       Notes receivable at December 31, 1998 and 1997 consist of the following:

                                                                        1998
                                                 ----------------------------------------------------
                                                                       Other
                                                   Secured             notes              Total
                                                 -------------     --------------    ----------------

             Principal                       $     2,652,398            787,331          3,439,729
             Less allowances                         284,071             92,080            376,151
                                                 -------------     --------------    ----------------
                                                   2,368,327            695,251          3,063,578
             Less current portions                   121,495            245,522            367,017
                                                 -------------     --------------    ----------------

             Noncurrent portions             $     2,246,832            449,729          2,696,561
                                                 =============     ==============    ================

             Number of notes                          14                10                 24
                                                 =============     ==============    ================

                                                                        1997
                                                 ----------------------------------------------------
                                                                      Other
                                                   Secured            notes               Total
                                                 -------------    ---------------    ----------------

             Principal                       $       232,048           920,653           1,152,701
             Less allowances                          40,856            17,018              57,874
                                                 -------------    ---------------    ----------------
                                                     191,192           903,635           1,094,827
             Less current portions                   191,192           179,328             370,520
                                                 -------------    ---------------    ----------------

             Noncurrent portions             $            --           724,307             724,307
                                                 =============    ===============    ================

             Number of notes                          4                 9                  13
                                                 =============    ===============    ================

       The secured notes are primarily collateralized by mortgages and leasehold interests on hotel properties.

       The recorded investment in impaired notes receivable has been recognized as of December 31, 1998 and 1997 was approximately $17,080 and $17,018, respectively, and the Company has fully reserved for these notes. Cash received in payment of impaired loans during 1998 and 1997 amounted to $9,938 and $806,199, respectively, and is included in other income in the accompanying consolidated statements of income.

          The activity in the allowance for doubtful notes receivable for the years ended December 31, 1998 and 1997 was as follows:

                                                                                 1998              1997
                                                                             -------------     -------------
             Allowance for doubtful notes receivable at                   $      57,874          1,441,810
                 beginning of year
             Allowances recorded in connection with leasehold
                 interest sales (note 7)                                        350,215                 --
             Allowance allocated to impaired notes acquired in
                 business combination                                                --             41,196
             Write-downs charged against the allowance                          (22,000)          (618,933)
             Collections on impaired notes                                       (9,938)          (806,199)
                                                                             -------------     -------------

             Allowance for doubtful notes receivable
                 at end of year                                           $     376,151             57,874
                                                                             =============     =============


(6)    Property and Equipment

       Property and equipment at December 31, 1998 and 1997 consist of the following:

                                                                                  1998                1997
                                                                             ----------------    ----------------

             Hotel properties:
                 Country Hearth Inn in Atlanta, Georgia:
                   Land and building                                      $     3,913,680           3,910,363
                   Furniture, fixtures, and equipment                             385,931              61,240
                                                                             ----------------    ----------------
                                                                                4,299,611           3,971,603
                   Accumulated depreciation                                      (265,969)           (137,550)
                                                                             ----------------    ----------------
                                                                                4,033,642           3,834,053
                                                                             ----------------    ----------------

                 Country Hearth Inn in Dalton, Georgia:
                   Land and building                                            1,965,977           1,952,639
                   Furniture, fixtures, and equipment                             352,158             300,660
                                                                             ----------------    ----------------
                                                                                2,318,135           2,253,299
                   Accumulated depreciation                                      (161,967)            (72,686)
                                                                             ----------------    ----------------
                                                                                2,156,168           2,180,613
                                                                             ----------------    ----------------

                 Country Hearth Inn in Orlando, Florida:
                   Land and building                                            6,978,578           6,932,578
                   Furniture, fixtures, and equipment                             967,181             933,259
                                                                             ----------------    ----------------
                                                                                7,945,759           7,865,837
                   Accumulated depreciation                                    (1,564,040)         (1,319,416)
                                                                             ----------------    ----------------
                                                                                6,381,719           6,546,421
                                                                             ----------------    ----------------






                                                                                  1998                1997
                                                                             ----------------    ----------------

                 Three Country Hearth Inns in southeastern
                   Texas:
                     Land and buildings                                   $      3,033,000           3,033,000
                     Furniture, fixtures, and equipment                            645,398             537,995
                                                                             ----------------    ----------------
                                                                                 3,678,398           3,570,995
                     Accumulated depreciation                                     (474,500)           (318,500)
                                                                             ----------------    ----------------
                                                                                 3,203,898           3,252,495
                                                                             ----------------    ----------------

                 Country Hearth Inns in Kentucky and Missouri
                  (nine in 1998 and eight in 1997):
                     Land and buildings                                         11,373,223           9,744,326
                     Furniture, fixtures, and equipment                          1,562,165           1,363,557
                                                                             ----------------    ----------------
                                                                                12,935,388          11,107,883
                     Accumulated depreciation                                     (523,826)           (129,000)
                                                                             ----------------    ----------------
                                                                                12,411,562          10,978,883
                                                                             ----------------    ----------------

                 Days Inn in Daytona, Florida:
                   Land and building                                             3,046,020           3,029,895
                   Furniture, fixtures, and equipment                              270,858             338,363
                   Capital lease assets                                             49,110              49,110
                                                                             ----------------    ----------------
                                                                                 3,365,988           3,417,368
                   Accumulated depreciation                                       (561,100)           (455,052)
                                                                             ----------------    ----------------
                                                                                 2,804,888           2,962,316
                                                                             ----------------    ----------------

                 Extended-stay facility in St. Louis, Missouri:
                   Land and building                                             3,393,244           3,382,966
                   Furniture, fixtures, and equipment                              126,863             111,785
                                                                             ----------------    ----------------
                                                                                 3,520,107           3,494,751
                   Accumulated depreciation                                       (143,270)            (53,457)
                                                                             ----------------    ----------------
                                                                                 3,376,837           3,441,294
                                                                             ----------------    ----------------

                 Travelodge in Coshocton, Ohio:
                   Land and building                                               944,459                   --
                   Furniture, fixtures, and equipment                               29,212                   --
                                                                             ----------------    ----------------
                                                                                   973,671                   --
                   Accumulated depreciation                                        (13,154)                  --
                                                                             ----------------    ----------------
                                                                                   960,517                   --
                                                                             ----------------    ----------------
                 Best Western in Norcross, Georgia:
                   Land and building                                             3,861,899                   --
                   Furniture, fixtures, and equipment                              188,762                   --
                                                                             ----------------    ----------------
                                                                                 4,050,661                   --
                   Accumulated depreciation                                        (82,991)                  --
                                                                             ----------------    ----------------
                                                                                 3,967,670                   --
                                                                             ----------------    ----------------





                                                                                  1998                1997
                                                                             ----------------    ----------------

             Leasedhotel  properties in the Midwest (eight in 1998 and seventeen in 1997):
                     Leasehold improvements                               $      1,083,967             383,837
                     Furniture, fixtures, and equipment                            779,322             257,202
                     Capital lease assets                                           20,174             156,268
                                                                             ----------------    ----------------
                                                                                 1,883,463             797,307
                     Accumulated depreciation                                     (165,195)            (95,892)
                                                                             ----------------    ----------------
                                                                                 1,718,268             701,415
                                                                             ----------------    ----------------

             Construction-in-progress                                            1,001,213                   --
                                                                             ----------------    ----------------

             Corporate offices:
                 Leasehold improvements                                             60,985              60,985
                 Furniture, fixtures, and equipment                                122,352             145,539
                                                                             ----------------    ----------------
                                                                                   183,337             206,524
                 Accumulated depreciation                                         (107,850)            (79,239)
                                                                             ----------------    ----------------
                                                                                    75,487             127,285
                                                                             ----------------    ----------------

             Land held for sale                                                    214,198             250,889
                                                                             ----------------    ----------------

                        Total property and equipment                      $     42,306,067          34,275,664
                                                                             ================    ================

       In May 1997, the Company acquired Lodge Keeper of Prospect, Ohio. The purchase price totaled approximately $6.3 million consisting primarily of cash of $825,000, 106,320 shares of common stock of the Company, and the assumption of approximately $4.8 million of debt (note 8). Lodge Keeper operated 18 hotels under long-term leases (note 7), held management contracts on six Country Hearth Inn hotels, and owned one independent hotel, among other assets. The acquisition was recorded using the purchase method of accounting and Lodge Keeper's results of operations are included in the Company's financial statements from the acquisition date.

       In September 1997, the Company acquired Hatfield Inns, LLC ("Hatfield"). The purchase price totaled approximately $11 million consisting primarily of cash and payables of $1.5 million, $3 million of preferred stock issued by the Company (note 10), and the assumption or placement of approximately $6.5 million of debt (note 8). Hatfield owned eight 40-unit hotel properties located in Kentucky and Missouri. The Company has converted all eight properties into Country Hearth Inns and intends to use the plans and design rights which were also acquired to develop and construct additional properties. The acquisition was recorded using the purchase method of accounting and Hatfield's results of operations are included in the Company's financial statements from the acquisition date.

       In May 1998, the Company acquired a 121-room hotel in Norcross, Georgia (the "Norcross Hotel"). The hotel is operated as a Best Western-Bradbury Suites. The purchase price totaled approximately $4 million consisting primarily of cash and payables of $200,000 and the assumption of approximately $3.8 million of debt (note 8). The acquisition has been recorded using the purchase method of accounting and the Norcross Hotel's results of operations are included in the Company's financial statements from the acquisition date.

       In September 1998, the Company acquired a 50-room hotel property in Coshocton, Ohio for approximately $725,000. The property is operated under a Travelodge license agreement. The Company had previously held a leasehold interest in the property as a result of the Lodge Keeper acquisition. The Company's basis in the property reflected above includes the purchase price and the Company's former basis in the leasehold interest of approximately $210,000. The property is encumbered by a mortgage loan (note 8).

       All of the above described business and hotel acquisitions were recorded using the purchase method of accounting. The following table presents, on an unaudited pro forma basis, the Company's 1998 and 1997 consolidated revenues, net income, and net income per share that would have been reported if all of these transactions had occurred at the beginning of the periods presented. The unaudited pro forma results are not necessarily indicative of the results which will occur in the future.

                                                   For the years ended
                                                       December 31,
                                            -----------------------------------
                                                1998                1997
                                            --------------     ----------------

          Revenues                          $  29,173,409         24,991,570
          Net income                            1,182,337          3,699,857
          Basic net income per share             .46                 1.83
          Diluted net income per share           .45                 1.57

     All of the Company's other owned hotel properties were acquired in 1993 through 1998 and are encumbered by mortgage loans (note 8).

     In 1997, the Company recognized a gain of $289,300 as a result of the taking of a parcel of land by the Commonwealth of Virginia under eminent domain statutes. Compensation proceeds of $348,000 are included in accounts receivable in the accompanying consolidated balance sheets at December 31, 1998 and 1997 and were received during 1999.


(7)  Deferred Costs, Leasehold Interests, and Other Assets

     Deferred costs at December 31, 1998 and 1997 consist of the following:

                                                    1998              1997
                                                ---------------    -------------
     Country Hearth Inn franchise system:
         Trademark rights                       $  584,300            584,300
         Franchise licenses                        939,778            939,778
         Other deferred costs                      163,549            162,338
                                                -------------    -------------
                                                 1,687,627          1,686,416
         Accumulated amortization                (470,333)          (350,334)
                                                -------------    -------------
                                                 1,217,294          1,336,082
     Unamortized notes payable issuance costs      674,901            597,071
                                                ---------------    -------------

                                                $1,892,195          1,933,153
                                                ===============    =============

       Leasehold interests represent the cost of leasehold rights in real property acquired by the Company and consist of the following at December 31, 1998 and 1997:

                                                     1998              1997
                                                ---------------    -------------

             Leasehold interests             $     3,431,867         2,927,409
             Accumulated amortization               (238,928)          (87,922)
                                                ---------------    -------------

                                             $     3,192,939         2,839,487
                                                ===============    =============

       During 1998, the Company sold eight leasehold interests in hotel properties which had been acquired in conjunction with the Lodge Keeper acquisition. The Company received net proceeds of approximately $990,000 in cash and $1,655,000 in notes receivable. The notes receivable are secured by the related leasehold interests. The Company recorded approximately $1.6 million in gains in connection with these sales. The Company remains contingently liable for rent payments due in accordance with the leases on certain of the properties (note 9).

       In June 1998, the Company entered into leases for seven hotel properties owned by Host Funding, Inc. The hotel properties are operated under Super 8(4) and Sleep Inn (3) license agreements. All of the leases are accounted for as operating leases (note 9). The Company paid approximately $500,000 in cash, $400,000 in common stock and $400,000 in notes payable for the leasehold interests. In addition to the leases, the Company received $288,000 of Host Funding, Inc. common stock; the remainder of the acquisition fee was allocated to leasehold interests.

       Other assets at December 31, 1998 and 1997 consist of the following:

                                                                    1998              1997
                                                                -------------    -------------

             Contract deposits                               $         --            68,677
             Investments in joint ventures/partnerships         1,159,662         1,135,269
             Other                                                     --            23,841
                                                                -------------    -------------

                                                             $    1,159,662       1,227,787
                                                                =============    =============

       Investments in joint ventures/partnerships consists of investments in six entities, each of which owns a single hotel property. The Company accounts for its interests on the equity method and recognized aggregate losses from these entities of $124,480 and $125,487 during 1998 and 1997, respectively.

(8)    Notes Payable

       Notes payable at December 31, 1998 and 1997 consist of the following:

                                                                                1998               1997
                                                                             ----------------    --------------

             First mortgage note payable (Atlanta)                        $      2,087,394           2,131,037
             First and second mortgage notes payable (Dalton)                    1,263,144           1,289,924
             First mortgage note payable (Orlando)                               4,436,293           4,518,726
             First mortgage note payable (Texas)                                 2,253,045           2,305,258
             First and second mortgage notes payable
                 (Kentucky/ Missouri)                                            8,003,311           6,849,939
             First mortgage notes payable (Daytona)                              2,288,917           2,088,599
             First mortgage note payable (St. Louis)                             1,753,000           1,786,268
             First mortgage note payable (Coshocton)                               699,200                  --
             First mortgage note payable (Norcross)                              3,776,924                  --
             Construction loans (Kentucky)                                         592,482              23,391
             Unsecured subordinated debt                                         2,034,011           2,232,258
             Convertible debentures, net of unamortized discount                 4,920,555           4,900,555
             Other notes payable                                                   448,132             314,070
             Capital lease obligations (note 9)                                     52,021             142,083
                                                                             ----------------    --------------
                                                                                34,608,429          28,582,108
             Less current portions                                               1,251,251             933,183
                                                                             ----------------    --------------

             Noncurrent portions of notes payable                         $     33,357,178          27,648,925
                                                                             ================    ==============

       The Atlanta first mortgage note payable is secured by the Atlanta hotel property (note 6). The note bears interest at 9.5%, requires monthly payments of $20,350, and matures in August 2016.

       The Dalton first and second mortgage notes payable are secured by the Dalton hotel property (note 6). The first mortgage note payable bears interest at 9.15% and requires monthly payments of $9,549. The second mortgage note payable bears interest at 8.74% and requires monthly payments of $2,313. Both notes mature in September 2001.

       The Orlando first mortgage note payable is secured by the Orlando hotel property (note 6). The note bears interest at 9.55%, requires monthly payments of $43,028, and matures in December 2016.

       The Texas first mortgage note payable is secured by the Texas hotel properties (note 6). The note bears interest at 9.056%, requires monthly payments of $21,680, and matures in December 2002.

       The Kentucky/Missouri first and second mortgage notes payable are secured by the hotels in Kentucky and Missouri (note 6). Three mortgages were refinanced during 1998. The three new mortgage notes payable with an aggregate December 31, 1998 balance of $2,567,999 bear interest at 8.25%, require monthly payments of $22,026, and mature in September 2018. The remaining notes bear interest at prime plus 1% (8.75% at December 31, 1998), require aggregate monthly payments of $33,531, and mature at various dates (2000-2015). Three notes with an aggregate December 31, 1998 balance of $2,339,536 are cross-collateralized, bear interest at 9.18%, and require aggregate monthly payments of $21,826 and mature in October 2007.

       The Daytona first mortgage note was refinanced during 1998. The new Daytona first mortgage note payable is secured by the Daytona hotel property (note 6). The note bears interest at 8.5%, requires monthly payments of $19,960, and matures in October 2018.

       The St. Louis first mortgage note payable is secured by the St. Louis extended-stay facility (note 6). The note bears interest at 8.5%, requires monthly payments of $13,178, and matures in February 2004.

       The Coshocton first mortgage note payable is secured by the Coshocton hotel property (note 6). The note bears interest at 8.75%, requires monthly payments of $7,009, and matures in December 2013.

       The Norcross first mortgage note payable is secured by the Norcross hotel property (note 6). The note bears interest at 8.75%, requires monthly payments of $32,911, and matures in February 2007.

       The construction loan with a December 31, 1998 balance of $592,482 represents draws made towards the construction of a Country Hearth Inn in Eddyville, Kentucky; the Company entered into a construction loan secured by the hotel property under construction with a total commitment of $1,000,000. Borrowings under the loan bear interest at 9.25% with required monthly interest only payments until maturity in December 2001.

       The unsecured subordinated debt consists of five notes assumed as part of the Lodge Keeper acquisition (note 6). The notes are due in varying amounts of monthly and quarterly payments and mature at various dates through December 2002. The stated balances represent the present value of amounts to be paid at a discount rate of 9%. Two of the five notes were paid in full in 1998.

       The convertible debentures, which were issued to investment funds managed by a related party (note 14), consist of four notes aggregating $5,000,000 net of unamortized original issue discount of $79,445 in 1998 and $99,445 in 1997. The notes bear interest at 8%, are unsecured, require quarterly interest only payments, and mature in December 2002. Under the debenture agreements, the holders also have certain rights of conversion (note 10).

       The combined aggregate amount of maturities for all notes payable for each of the next five years and thereafter is as follows:

              Year ending December 31,
              ---------------------------------

                           1999                 $   1,251,251
                           2000                     2,176,592
                           2001                     3,914,935
                           2002                     8,284,103
                           2003                       670,689
                           Thereafter              18,310,859
                                                  -------------

                                                $  34,608,429
                                                  =============


(9)    Leases

       The Company leases certain equipment under agreements that are classified as capital leases. The leases have terms ranging from two to six years and have purchase options at the end of the original lease terms.

     Capital lease assets included in property and equipment at December 31, 1998 and 1997 are as follows:

                                              1998           1997
                                           -----------    -----------

           Equipment                   $      69,284        205,378
           Accumulated amortization          (14,830)       (20,836)
                                           -----------    -----------

                                       $      54,454        184,542
                                           ===========    ===========

       The Company operates several of its locations in leased facilities. Lease terms range from 10 to 30 years with options to renew at varying terms. Certain of the leases provide for contingent payments based upon a percent of sales. Some leased vehicles and equipment are classified as operating leases.

       Future minimum payments, by year and in the aggregate, under noncancelable capital leases and operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1998:

                Year ending                                     Capital           Operating
                December 31,                                     leases            leases
                ------------                                 -------------     --------------

                     1999                                  $       24,240          3,322,878
                     2000                                          19,818          3,297,347
                     2001                                          14,449          3,236,785
                     2002                                           9,632          3,188,304
                     2003                                              --          3,103,209
                     Subsequent years                                  --         25,673,393
                                                              -------------     --------------

                           Total minimum lease payments            68,139         41,821,916
                                                                                ==============

                Less estimated executory costs                      3,189
                                                              -------------
                Net minimum lease payments                         64,950

                Amounts representing interest                     (12,929)
                                                              -------------
                Present value of net minimum payments              52,021

                Current portions                                   16,935
                                                              -------------

                Long-term capitalized lease obligation     $       35,086
                                                              =============

       Rental expense, including contingent rentals of $230,376 in 1998 and $109,489 in 1997 and net of sublease rentals of $80,129 in 1998 and $84,741 in 1997, for all operating leases was $3,300,307 in 1998 and $1,356,003 in 1997.

       Leases described in the preceding paragraphs include leases between the Company and operating companies whose shareholders are common shareholders of the Company. Such amounts totaled $69,984 in 1998 and $33,475 in 1997. Total future minimum payments under these related party leases amount to $227,455.

       The Company remains contingently liable for future minimum rental payments of $2,162,418 on sold leasehold interests (note 7) and on subleased and assigned properties and equipment in the event of default by the purchasers, sublessees and assignees.


(10)   Capital Structure and Net Income Per Share

       Series A Preferred Stock

       In connection with the Hatfield acquisition (note 6), the Company issued 30,000 shares of Series A (par value $100) preferred stock. The Series A preferred stock is nonvoting and accrues cumulative dividends at the rate of 10% per annum, payable when and to the extent declared by the Company's Board of Directors. All accrued but unpaid dividends of the Series A preferred stock must be paid in full before any cash dividend may be declared on the Company's common stock. As of December 31, 1998, there was one month ($25,000) of cumulative preferred dividends in arrears. Such amount is included in accounts payable and accrued expenses on the December 31, 1998 consolidated balance sheet.

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

       Net Income Per Share

       The following table sets forth the computations of basic and diluted net income per common share for the years ended December 31, 1998 and 1997:

                                                                                     1998               1997
                                                                                     ----               ----
            Numerator:
              Net income                                                       $    1,235,495         3,173,612
              Less Series A preferred stock dividends                                (300,000)          (92,333)
                                                                                  --------------    --------------
              Numerator for basic net income per common shares                        935,495         3,081,279
              Add back debenture interest, net of tax (assumed
                 converted)                                                           248,000                --
              Add back Series A preferred stock dividends
                 (assumed converted)                                                       --            92,333
                                                                                  --------------    --------------

            Numerator for diluted net income per common shares                $     1,183,495         3,173,612
                                                                                  ==============    ==============

            Denominator:
              Denominator for basic net income per common share:
                 Actual weighted-average shares outstanding                         1,926,511         1,844,098
                 Effect of dilutive securities:
                   Series A preferred stock                                                --           122,178
                   Convertible debentures                                             555,555                --
                   Outstanding stock options                                           45,852            63,470
                                                                                  --------------    --------------

              Denominator for diluted net income per common share                   2,527,918         2,029,746
                                                                                  ==============    ==============

            Net income per common share:
              Basic                                                                $   0.48           $ 1.67
                                                                                       ====             ====

              Diluted                                                              $   0.47           $ 1.56
                                                                                       ====             ====

       The assumed conversion of the convertible preferred stock was excluded from the computation of diluted net income per common share in 1998 because the effect would be antidilutive. The assumed conversion of the convertible debentures was excluded from the computation of diluted net income per common share in 1997 because the effect would be antidilutive.


(11)   Other Income

       Other income is presented net of minority interest in partnership income, $250,015 and $121,154 in 1998 and 1997, respectively, and equity in joint venture losses (note 7). Other income includes $9,938 in 1998 and $806,199 in 1997 relating to collections on impaired loans (note 5), hotel management fees of $224,454 and $254,954 in 1998 and 1997, respectively, and $510,000 and $330,540 in 1998 and 1997, respectively, from favorable settlements of Days Bankruptcy claims and changes in estimates of allowed amounts of remaining unsettled claims (note 3).

(12)   Income Taxes

       Total income tax benefit, principally Federal, recognized differs from the amount computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

                                                                                 1998                1997
                                                                             --------------     ---------------
             Computed "expected" tax expense                              $        114,000             83,000
             Increase (reduction) in income taxes resulting from:
                 State taxes, net of Federal tax benefit                            13,000              7,000
                 Reduction in valuation allowance for deferred
                   tax assets                                                   (1,028,000)        (3,020,000)
                                                                             ----------------    ---------------

                                                                          $       (901,000)        (2,930,000)
                                                                             ================    ===============

       At December 31, 1998, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $14 million which is available to offset future taxable income, if any, and expire at dates from 2006 through 2018.

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1998 and 1997 are presented below:

                                                                                  1998                1997
                                                                             ----------------    ---------------

             Deferred tax assets:
                 Notes receivable allowances                              $       128,000              20,000
                 Net operating loss carryforwards                               4,602,000           4,908,000
                 Effect of state income taxes                                     421,000             412,000
                                                                             ----------------    ---------------
                        Total deferred tax assets                               5,151,000           5,340,000

                 Less valuation allowance                                         (62,000)         (1,090,000)
                                                                             ----------------    ---------------
                        Deferred tax assets                                     5,089,000           4,250,000
                                                                             ----------------    ---------------

             Deferred tax liabilities:
                 Partnership losses                                               (30,000)             (1,000)
                 Property and equipment basis differences                      (1,228,000)         (1,319,000)
                                                                             ----------------    ---------------
                        Gross deferred tax liabilities                         (1,258,000)         (1,320,000)
                                                                             ----------------    ---------------

                        Net deferred tax assets                           $     3,831,000           2,930,000
                                                                             ================    ===============

       The valuation allowance for deferred tax assets as of December 31, 1998 and 1997 was $62,000 and $1,090,000, respectively. The net changes in the total valuation allowance for the years ended December 31, 1998 and 1997 were decreases of $1,028,000 and $3,950,000, respectively. Approximately $930,000 of the 1997 decrease was attributable to the Hatfield acquisition (note 6) - (see below).

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

       In evaluating the impact of the above events in conjunction with recent trends in the Company's operations, specifically franchising activities, hotel management, and hotel development and sales, management determined that it was more likely than not that the results of future operations would generate sufficient taxable income to realize a portion of the deferred tax assets. Such determination was made in the fourth quarter of 1997, resulting in the recognition of a $2,930,000 deferred income tax benefit. Similarly in 1998, based on actual events and other information available, it appeared more likely than not that additional portions of the deferred tax assets would be realized and the Company recognized an additional net deferred tax asset of $901,000. Although no assurances can be made, realization of the Company's deferred tax assets should occur if the Company generates approximately $14 million of taxable income over the next 8 to 20 years.


(13)   Stock Option Plan

       The Company's 1995 Stock Option Plan (the 1995 Plan) authorized the issuance of options for up to 170,000 shares of the Company's common stock. The Company's 1997 Stock Option Plan (the 1997 Plan) authorized the issuance of options for up to 80,000 shares of the Company's common stock. The Company's 1998 Stock Option Plan (the 1998 Plan) authorized the issuance of options for up to 90,000 shares of the Company's common stock. Granted options vest one-third immediately, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date. The exercise price for all options represents the fair value of the common stock at the grant date. All 1995 Plan options terminate five years after vesting, or earlier under certain conditions. All 1998 and 1997 Plan options terminate ten years after vesting, or earlier under certain conditions.

       The granted stock option activity is as follows:

                                         Number               Weighted-average
                                         of shares             exercise price
                                         --------------    --------------------

             Balance December 31, 1996      156,000           $    4.25
                 Granted in 1997             77,000                6.88
                 Exercised in 1997          (25,333)               3.85
                 Forfeited in 1997           (1,667)               5.38
                                         --------------            ----

             Balance December 31, 1997      206,000                5.27

                 Granted in 1998             90,000                7.37
                                         --------------            ----

             Balance December 31, 1998      296,000           $    5.91
                                         ==============            ====


       The following table summarizes information concerning stock options outstanding as of December 31, 1998:

                                                   Outstanding                                 Exercisable
                                ---------------------------------------------------    -----------------------------
                                                  Weighted-          Weighted-                          Weighted-
              Range of                             average            average                            average
              exercise                            remaining           exercise                          exercise
               prices             Shares            life               price             Shares           price
          -----------------     -----------     --------------    -----------------    -----------    --------------

              $  3.44              80,000          2.3 years        $   3.44              80,000        $  3.44
           $  5.38 - 6.25          49,000          3.5 years            5.74              49,000           5.74
              $  6.88              77,000          9.5 years            6.88              51,333           6.88
              $  7.37              90,000         10.5 years            7.37              30,000           7.37
                                -----------                             ----            -----------
                                   296,000                           $  5.91             210,333
                                ===========                             ====            ===========


       No compensation expense has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value methodology prescribed under SFAS No. 123, the Company's net income would have been reduced by approximately $151,000 or approximately $0.08 per common share (basic) and $0.06 per common share (diluted) in 1998 and reduced by approximately $73,000, or approximately $0.04 per common share (basic and dilutive) in 1997. The effects of either recognizing or disclosing compensation cost under SFAS No. 123 may not be representative of the effects on reported net income for future years. The fair value of the options granted during 1998 is estimated as $2.31 on the date of grant using the Black-Sholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 20%, risk-free interest rate of 6.0%, and an expected life of five years. The fair value of options granted during 1997 is estimated as $2.16 on the date of grant using the Black-Sholes option-pricing model with the following assumptions: dividend yield 0%, volatility 20%, risk-free interest rate of 6.0%, and an expected life of five years.

(14)   Related Party Transactions

       Following the Days Bankruptcy, a trust was created (the Creditors' Trust) to pursue certain claims for the benefit of unsecured creditors. The Company acts as trustee for the Creditors' Trust. The Company was reimbursed $100,000 in 1998 and 1997 for expenses incurred related to the Creditors' Trust. Other operating and administrative expenses in the accompanying 1998 and 1997 consolidated statements of income are presented net of such amounts.

       The Company performed accounting and tax services for the Days Inn Mortgage Trust, a special-purpose CMO Trust. Other income in 1997 includes $60,000 for the performance of such services.

       Other notes receivable (note 5) at December 31, 1998 and 1997 includes $187,583 and $230,221, respectively, due from an officer and shareholder of the Company. Such note was originated in connection with the Lodge Keeper acquisition, bears interest at 10%, and is due in monthly installments of $5,312 until June 2002.

       The convertible debentures (notes 8 and 10) were issued to investment funds managed by a subsidiary of Bay Harbour Management, formerly known as Tower Investment Group, Inc. (Bay Harbour). Bay Harbour owns or controls approximately 26% of the Company's outstanding common stock. An executive officer of Bay Harbour is on the Company's Board of Directors.


(15)   Commitments

       In conjunction with master development agreements executed with two developers, the Company is required to advance certain amounts to the developers at certain points in the construction of the properties. Under an agreement executed with Marion and Cass St. Corporation (Cassland), owned by a significant shareholder, the Company is required to advance a total of $135,000 per property constructed. The agreement specifies the construction of three properties. As of December 31, 1998, the Company had advanced Cassland a total of $315,000 and is required to advance an additional $90,000 once certain construction points are achieved on the third property. These advances are recorded as notes receivable with interest accruing at a rate of 8% per annum.

       The master development agreement entered into with H&W Ventures, Inc. (H&W) requires the Company to advance H&W a total of $75,000 per property developed. The agreement calls for a maximum of five properties. For the first two properties, the advances are required once H&W purchases land and executes the related license agreements. For the last three properties, the advances are made once a property is opened in accordance with the license agreement.




Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART  III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

                                                                               Year Joined
Name                      Age      Position                                    The Company
----                      ---      --------                                    -----------

Douglas C. Collins        46       Chairman of the Board of Directors            1992
                                   President, Chief Executive
                                   Officer and Treasurer

Robert B. Lee             44       Director                                      1992
                                   Senior Vice President, Chief
                                   Financial Officer and Secretary

Ronald L. Devine          55       Director                                      1997
                                   President - The Lodge Keeper Group

Gregory C. Plank         53        President - BAC Franchising, Inc.             1996

William K. Stern         72        Director                                      1992

Steven A. Van Dyke       40        Director                                      1997

David C. Glickman        36        Director                                      1999

David B. Mumford         40        Director                                      1999


     Douglas C. Collins. Mr. Collins became President and Chief Executive Officer of the Company in December 1992, became a director of the Company in May 1995 and became Chairman of the Board of Directors in March 1999. Prior to joining the Company, Mr. Collins served as President of Days Inns from February 1992 through September 1992 and Director of Days Inns from September 1992 through November 1992. Mr. Collins served as Senior Vice President and Chief Financial Officer of Days Inns from August 1990 through February 1992, after serving as President of Imperial Hotels Corporation, a hotel chain owner and operator, from April 1988 until May 1990. Mr. Collins joined Imperial Hotels Corporation in August 1980, serving as Vice President of Finance and Development from June 1984 to April 1988.

     Robert B. Lee. Mr. Lee became Secretary of the Company in December 1992 and became Vice President and Chief Financial Officer in July 1993. Mr. Lee was named Senior Vice President of Buckhead in May 1996 and became a director in June 1997. Prior to joining the Company, Mr. Lee served as the Corporate Controller of Days Inns from October 1990 until December 1992. Prior to that, he functioned in numerous capacities up to senior manager in the accounting and audit practice of KPMG from December 1979 to October 1990.

     Ronald L. Devine. Mr. Devine was the President and Chief Executive Officer of The Lodge Keeper Group, Inc. ("Lodge Keeper") prior to its acquisition by the Company and served in that capacity for more than the last five years. Mr. Devine continues to serve as President of Lodge Keeper and is an executive officer of the Company. Mr. Devine became a director of the Company in March 1999.

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

     William K. Stern. Mr. Stern became a director of the Company in December 1992. He has over forty years of experience in the hospitality industry. He served as Vice President of Loews Hotels and as President of Loews Representation International, Inc. ("LRI"), a separate division of Loews Hotels. In 1987, Mr. Stern established "The Grande Collection of Hotels," a deluxe division of LRI. Mr. Stern also served as the Chief Executive Officer of the Grande Collection division. Mr. Stern has been the owner of Stern Services International, a hotel consulting company, since 1992.

     Steven A. Van Dyke. Mr. Van Dyke became a director of the Company in June 1997. He is the President and Chief Executive Officer of Bay Harbour Management, L.C. ("Bay Harbour"), formerly known as Tower Investment Group, Inc. and has served in that capacity for more than the last five years. Tower is an investment advisor and manages multimillion dollar private equity and debt funds.

     David C. Glickman. Mr. Glickman became a director of the Company in March 1999. He is an Associate Director with Bear Stearns & Co., Inc., an investment banking firm, and has served in that capacity for more than the last five years.

     David B. Mumford. Mr. Mumford became a director of the Company in March 1999. He is the president of Mumford Company, Inc., a national leader in the brokerage of hotel real estate, and has served in that capacity for more than the last five years.

     The members of the Company's Board of Directors are elected annually to serve one year terms. Messrs. Devine, Glickman, and Mumford were appointed to the Board in March 1999 in order to fill a vacated seat and to fill additional seats which were concurrently created. The holders of Common Stock will elect directors at the next annual meeting, which is scheduled to occur on or about Thursday, May 27, 1999.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         None.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely on its review of copies of forms received by it pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from certain reporting persons, the Company believes that during 1998 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with except as follows:

                                       Type and (#) of Reports       Number of
  Reporting Person                     Not Timely Filed in 1998     Transactions
  ----------------------               ------------------------     ------------

  Steven A. Van Dyke and                     Form 4  (6)                19

  Additional Reporting Persons:
       Douglas P. Teitelbaum
       Tower Investment Group, Inc.
       Bay Harbour Management, L.C.

         The Company believes that all required filings were filed, but that those described above were not timely filed.

Item 10.  Executive Compensation.

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation paid by the Company to the named executive officers for the years ended December 31, 1998, 1997 and 1996. These are the only executive officers who received annual salary and bonus in excess of $100,000 in 1998.

                                                                                          Long Term
                                                                                       Compensation
                                                                                          Awards
                                                    Annual Compensation                  Securities        All Other
Name and                                            Salary      Bonus                    Underlying        Compensa-
Principal Position                      Year         ($)         ($)                     Options (#)       tion ($)
--------------------------------------------------------------------------------------------------------------------------

Douglas C. Collins                      1998        $250,000    110,470                 18,000 (c)         $14,000 (d)
Chief Executive Officer                 1997         235,000     94,005                 16,000               1,500
                                        1996         235,000     72,000                  7,000               4,750

Robert B. Lee                           1998         115,500     25,457                 12,000 (c)           9,000 (e)
Chief Financial Officer                 1997         105,000     31,502                  9,000               1,449
                                        1996          98,600     22,292                  4,000               3,022

Gregory C. Plank                        1998         150,000     48,062                  9,000 (c)           6,500 (f)
President - Franchising                 1997         135,000     40,502                  6,000                  -
                                        1996 (a)      81,000     24,111                 15,000              35,312

Ronald L. Devine                        1998         111,481     24,572                  9,000 (c)           5,000 (g)
President - Lodge Keeper                1997 (b)      70,240     21,005                  9,000                  -

  (a) Mr. Plank's employment with the Company began on May 20, 1996.

  (b) Mr. Devine's employment with the Company began on May 8, 1997.

  (c) See "OPTION GRANTS TABLE."

  (d) Employer's portion of 401(k) contribution ($4,000) and non-qualified deferred compensation plan ($10,000).

  (e) Employer's portion of 401(k) contribution ($4,000) and non-qualified deferred compensation plan ($5,000).

  (f) Employer's portion of 401(k) contribution ($4,000) and non-qualified deferred compensation plan ($2,500).

  (g) Employer's portion of non-qualified deferred compensation plan.

OPTION GRANTS TABLE

         The following table sets forth the number of shares of Common Stock underlying options granted to the named executive officers during the year ended December 31, 1998. No stock appreciation rights were granted.

                                           Individual Grants

                                 Number of            Percent of
                                 Shares of                 Total
                                 Common Stock            Options
                                 Underlying           Granted to            Exercise
                                 Options               Employees               Price               Expiration
Name                             Granted (#)      in Fiscal 1998          ($/Share)                  Date (g)
-------------------------------------------------------------------------------------------------------------

Douglas C. Collins               6,000               8.3%                 $ 7.37 (f)             May 28, 2008
                                 6,000               8.3%                 $ 7.37 (f)             May 28, 2009
                                 6,000               8.3%                 $ 7.37 (f)             May 28, 2010

Robert B. Lee                    4,000               5.6%                 $ 7.37 (f)             May 28, 2008
                                 4,000               5.6%                 $ 7.37 (f)             May 28, 2009
                                 4,000               5.6%                 $ 7.37 (f)             May 28, 2010

Gregory C. Plank                 3,000               4.2%                 $ 7.37 (f)             May 28, 2008
                                 3,000               4.2%                 $ 7.37 (f)             May 28, 2009
                                 3,000               4.2%                 $ 7.37 (f)             May 28, 2010

Ronald L. Devine                 3,000               4.2%                 $ 7.37 (f)             May 28, 2008
                                 3,000               4.2%                 $ 7.37 (f)             May 28, 2009
                                 3,000               4.2%                 $ 7.37 (f)             May 28, 2010


(f) The exercise price was fixed as the market price at the date of grant.

(g) The options expire ten years after the date they become vested.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth the number and fiscal year-end value of unexercised options granted to the named executive officers as of December 31, 1998.

                           Number of
                           Shares of
                           Common Stock              Value of
                           Underlying                Unexercised
                           Unexercised               In-the-Money
                           Options at                Options at
                           FY-End(#)                 FY-End($)

                           Exercisable/              Exercisable/
    Name                   Unexercisable             Unexercisable
    ----                   -------------             -------------

    Douglas C. Collins     53,666 / 17,334           $39,300 / -0-

    Robert B. Lee          24,000 / 11,000           13,100 / -0-

    Gregory C. Plank        22,000 / 8,000              -0- / -0-

    Ronald L. Devine         9,000 / 9,000              -0- / -0-

          No options were exercised by the named executive officers during 1998.
No stock appreciation rights have been issued or exercised.



COMPENSATION OF DIRECTORS

     Robert M. Miller, the former Chairman of the Board of Directors of the Company, received annual fees of $87,000 and $750 per attendance at board of directors meetings during 1998 and 1997. Mr Miller resigned as a director of the Company in March 1999. Mr. Miller received total compensation in 1999 of $78,750.

     Each of the Company's other outside (non-employee) directors receive an annual fee of $12,000 and $750 per attendance at board of directors meetings.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Douglas C. Collins. The Company has entered into an employment contract with Mr. Collins for a term which expires in July 2002. If the contract is terminated by the Company (1) prior to the end of its term, (2) other than for cause, and (3) within twelve months following a change-in-control (generally, acquisition of control of over 50% of the Common Stock or a change in a majority of the board of directors), Mr. Collins shall be entitled to the greater of (x) his annual salary (as defined) payable through the end of his employment term and (y) one-half of his annual salary (as defined) for the rest of the year in which such termination occurs. If such event occurred as of January 1, 1999, Mr. Collins would be entitled to a payment of $1,382,382.

     If Mr. Collins terminates his contract (1) between 90 and 120 days following a change-in-control or (2) within 30 days following any demotion, diminution of responsibility or pay or forced relocation occurring within twelve months of a change-in-control, he shall be entitled to the lesser of (x) his annual salary (as defined) through the end of his employment term, and (y) one-half of his annual salary (as defined) for the year in which such termination occurs. If such event occurred as of January 1, 1999, Mr. Collins would be entitled to a payment of $192,890.

     If Mr. Collins' employment is otherwise terminated without cause before the expiration of his employment term, the Company must pay him an amount equal to his annual salary (as defined) for the year in which such termination occurs. If such event occurred as of January 1, 1999, Mr. Collins would be entitled to a payment of $385,781.

     Robert B. Lee. The Company has entered into an employment contract with Mr. Lee for a term which expires in July 2002. If the contract is terminated by the Company (1) prior to the end of its term, (2) other than for cause, and (3) within twelve months following a change-in-control (as defined above), Mr. Lee shall be entitled to the greater of (x) his annual salary (as defined) payable through the end of his employment term and (y) one-half of his annual salary (as defined) for the rest of the year in which such termination occurs. If such event occurred as of January 1, 1999, Mr. Lee would be entitled to a payment of $577,339.

     If Mr. Lee terminates his contract (1) between 90 and 120 days following a change-in-control or (2) within 30 days following any demotion, diminution of responsibility or pay or forced relocation occurring within twelve months of a change-in-control, he shall be entitled to the lesser of (x) his annual salary (as defined) through the end of his employment term, and (y) one-half of his annual salary (as defined) for the year in which such termination occurs. If such event occurred as of January 1, 1999, Mr. Lee would be entitled to a payment of $80,559.

     If Mr. Lee's employment is otherwise terminated without cause before the expiration of his employment term, the Company must pay him an amount equal to his annual salary (as defined) for the year in which such termination occurs. If such event occurred as of January 1, 1999, Mr. Lee would be entitled to a payment of $116,118.

     Gregory C. Plank. The Company has entered into an employment contract with Mr. Plank for a term which expires in May 2000. If the contract is terminated by the Company (1) prior to the end of its term, (2) other than for cause, and (3) within twelve months following a change-in-control (as defined above), Mr. Plank shall be entitled to the greater of (x) his annual base salary payable through the end of his employment term and (y) one-half of his base salary for the rest of the year in which such termination occurs. If such event occurred as of January 1, 1999, Mr. Plank would be entitled to a payment of $212,500.

     If Mr. Plank terminates his contract (1) between 90 and 120 days following a change-in-control or (2) within 30 days following any demotion, diminution of responsibility or pay or forced relocation occurring within twelve months of a change-in-control, he shall be entitled to the lesser of (x) his annual base salary through the end of his employment term, and (y) one-half of his base salary for the year in which such termination occurs. If such event occurred as of January 1, 1999, Mr. Plank would be entitled to a payment of $75,000.

     If Mr. Plank's employment is otherwise terminated without cause before the expiration of his employment term, the Company must pay him an amount equal to his annual base salary for the year in which such termination occurs. If such event occurred as of January 1, 1999, Mr. Plank would be entitled to a payment of $150,000.

     Ronald L. Devine. The Company has entered into an employment contract with Mr. Devine for a term which expires in May 2000. If the contract is terminated by the Company (1) prior to the end of its term, (2) other than for cause, and
(3) within twelve months following a change-in-control (as defined above), Mr. Devine shall be entitled to the greater of (x) his annual base salary payable through the end of his employment term and (y) one-half of his base salary for the rest of the year in which such termination occurs. If such event occurred as of January 1, 1999, Mr. Devine would be entitled to a payment of $153,333.

     If Mr. Devine terminates his contract (1) between 90 and 120 days following a change-in-control or (2) within 30 days following any demotion, diminution of responsibility or pay or forced relocation occurring within twelve months of a change-in-control, he shall be entitled to the lesser of (x) his annual base salary through the end of his employment term, and (y) one-half of his base salary for the year in which such termination occurs. If such event occurred as of January 1, 1999, Mr. Devine would be entitled to a payment of $57,500.

     If Mr. Devine's employment is otherwise terminated without cause before the expiration of his employment term, the Company must pay him an amount equal to his annual base salary for the year in which such termination occurs. If such event occurred as of January 1, 1999, Mr. Devine would be entitled to a payment of $115,000.


REPORT ON REPRICING OF OPTIONS/SARS

         Not applicable.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information as of February 28, 1999 with respect to the beneficial ownership of shares of the Common Stock held by beneficial owners of more than 5% of the Common Stock. The information set forth below is based upon the Company's stock records and information obtained by the Company from the persons named below. Unless otherwise indicated, each person has sole voting and investment power with respect to such shares.


  Name and Address                         Amount and Nature of        Percent
  of  Beneficial  Ownership                Beneficial Ownership        of Class
  -------------------------                -----------------------     --------

  NY Motel Enterprises                       112,821 - Direct            5.80%
  440 West 57th Street
  New York, NY   10019

  Leon M. & Marsha C. Wagner                 124,181 - (a)               6.39%
  1325 Avenue of the Americas
  22nd Floor
  New York, NY 10019

  Hotel-Motel Management Corporation         182,750 - Direct            9.40%
  3485 N. Desert Drive - Suite 106
  Building 2
  East Point, GA  30344

  Heartland Advisors, Inc.                   184,600 - Investment       9.50%
  790 North Milwaukee Street                           Advisor
  Milwaukee, WI 53202

  Bay Harbour Management, L.C.             1,054,702 - Investment       42.20%
  Suite 270                                            Advisor (b)
  777 South Harbour Island Boulevard
  Tampa, FL 33602


(a) Mr. Wagner holds 111,036 shares directly and Ms. Wagner, his spouse, holds 13,145 shares directly.

(b) Includes 499,147 shares owned by investment funds managed by Bay Harbour and 555,555 contingently issuable shares from the conversion of debentures owned by investment funds managed by Bay Harbour.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of February 28, 1999, all beneficial holdings of outstanding Common Stock by the directors and the named executive officers of the Company and all directors and executive officers as a group. The information set forth below is based upon the Company's stock records and information obtained by the Company from the persons named below. Unless otherwise indicated, each person has sole voting and investment power with respect to such shares. The address of each director and executive officer is in care of the Company, Suite 200, 4243 Dunwoody Club Drive, Atlanta, Georgia 30350.

              Name of                Amount and Nature of        Percent
         Beneficial Holder           Beneficial Ownership        of Class
         -----------------           --------------------        --------

         Douglas C. Collins             72,774 - (a)              3.64%
         Robert B. Lee                  37,808 - (b)              1.92%
         Ronald L. Devine               74,452 - (c)              3.81%
         Gregory C. Plank               24,000 - (d)              1.22%
         William K. Stern               41,666 - (e)              2.11%
         Steven A. Van Dyke          1,069,399 - (f)             42.67%
         David C. Glickman                     -                    -
         David B. Mumford                      -                    -
         Directors and Officers      1,313,591 - (a-f)           49.64%
         as a group (8 persons)

     (a) Mr. Collins holds 12,600 shares directly and holds 6,508 shares indirectly through DC Hospitality, Inc., which is 85% owned by Mr. Collins and 15% owned by Mr. Lee. Mr. Collins also has the right to acquire an additional 53,666 shares within the next 60 days pursuant to option agreements.

     (b) Mr. Lee holds 7,300 shares directly and holds 6,508 shares indirectly through DC Hospitality, Inc., which is 15% owned by Mr. Lee and 85% owned by Mr. Collins. Mr. Lee also has the right to acquire an additional 24,000 shares within the next 60 days pursuant to option agreements.

     (c) Mr. Devine holds 65,452 shares directly and has the right to acquire an additional 9,000 shares within the next 60 days pursuant to option agreements.

     (d) Mr. Plank holds 2,000 shares directly and has the right to acquire 22,000 additional shares within the next 60 days pursuant to option agreements.

     (e) Mr. Stern holds 10,000 shares directly and has the right to acquire 31,666 additional shares within the next 60 days pursuant to option agreements.

     (f) Mr. Van Dyke holds 8,031 shares directly and has the right to acquire an additional 6,666 shares within the next 60 days pursuant to option agreements. Mr. Van Dyke is the President and Chief Executive Officer of Bay Harbour. Bay Harbour manages investment funds which own 499,147 shares and have the right to acquire 555,555 within the next 60 days from the conversion of debentures.


CHANGES IN CONTROL

         To the best of the Company's knowledge, there are no arrangements which may result in a change of control.

Item 12.  Certain Relationships and Related Transactions.

     On December 22, 1997, the Company issued $5,000,000 of Convertible Debentures to investment funds managed by Tower Investment Group, Inc., now known as Bay Harbour Management, L.C. ("Bay Harbour"). Bay Harbour manages investment funds which, at that time, owned 262,000 (13.8%) of the outstanding common shares of the Company. Bay Harbour presently owns 449,147 (23.1%) common shares. Mr. Van Dyke, a director of the Company is the Chief Executive Officer of Bay Harbour.

     The related debenture notes bear interest at 8%, payable quarterly in arrears, and are due December 22, 2002. The debentures are convertible into common shares of the Company at any time at $9.00 per share. If all such debentures were converted, an additional 555,555 shares of Common Stock would be issued.

     In connection with the Lodge Keeper acquisition, the Company assumed a lease for office space in Prospect, Ohio. The lease requires annual rent payments of approximately $50,000 through 2001. Members of the immediate family of Mr. Devine, an executive officer and director of the Company, own 50% of the lessor.

     Also in connection with the Lodge Keeper acquisition, Mr. Devine executed a $250,000 note payable to the Company for certain inventory and equipment which did not relate to Lodge Keeper's primary business. The note bears interest at 10% and is due in monthly installments of $5,312 until June 2002.

     During 1998, Mumford Company, Inc. earned aggregate brokerage commissions of $142,313 relating to the Company's sale of seven leasehold interests in hotel properties. Mr. Mumford, a director of the Company, is the President of Mumford Company, Inc. Mr. Mumford was not a director of the Company at the time the sale transactions occurred.

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

   3.6 Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Appendix "A" to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 5, 1998.)

   3.7 By-Laws - Amended and Restated as of June 27, 1994. (Incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.)

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

   4.3         Form of Stock  Certificate  (Incorporated by reference to Exhibit
               4.3 to the Registrant's Registration Statement on Form S-8 (No. 333-58375) filed on July 2, 1998.

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

  10.6 1995 Stock Option Plan. (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement dated April 25, 1995.)

  10.7 1997 Employee Stock Option Plan (Incorporated by reference to Annex 1 to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on June 9,1997.)

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

  10.10 1998 Employee Stock Option Plan (Incorporated by reference to Annex 1 to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 5, 1998.)

  21*          Subsidiaries of the Company

  23*          Accountants' Consent

  27*           Financial Data Schedule (Electronic filing only)

  --------------------------
  * Filed herewith.

(b)      REPORTS ON FORM 8-K.


         The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                      BUCKHEAD AMERICA CORPORATION
By: (Signature and Title):   /s/ Douglas C. Collins          /s/ Robert B. Lee
                             -------------------------------------------------------
                                 Douglas C. Collins          Robert B. Lee
                                 President &                 Senior Vice President & Chief
                                 Chief Executive Officer     Financial & Accounting Officer

Date:                            March 29 , 1999             March 29 , 1999
                                 ---------------             ---------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title)                                  Date

 /s/ Douglas C. Collins                                    March   29  , 1999
-------------------------                                  ------------------
Douglas C. Collins
Director

 /s/ Robert B. Lee                                         March    29 , 1999
-------------------------                                  ------------------
Robert B. Lee
Director

 /s/ Ronald L. Devine                                      March    29 , 1999
-------------------------                                  ------------------
Ronald L. Devine
Director

 /s/ William K. Stern                                      March    29  , 1999
-------------------------                                  -------------------
William K. Stern
Director

                                                           March    29  , 1999
-------------------------                                  -------------------
Steven A. Van Dyke
Director

 /s/ David C. Glickman                                     March    29  , 1999
-------------------------                                  -------------------
David C. Glickman
Director

 /s/ David B. Mumford                                      March    29  , 1999
-------------------------                                  -------------------
David B. Mumford
Director