Form 10QSB
period 1999-03-31
BUCKHEAD AMERICA CORP
filed 1999-05-17
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ______________

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 1999

           Common stock, par value $.01 - 1,963,935 shares outstanding

           Transitional Small Business Disclosure Format (Check one):
Yes              No    X
      --------      --------

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Financial Statements

                             March 31, 1999 and 1998

                                   (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                 March 31, 1999
                                   (Unaudited)


                                     Assets


Current assets:
      Cash and cash equivalents, including
       restricted cash of $692,674                       $            1,404,885
      Investment securities                                             114,229
      Accounts receivable, net                                        1,582,005
      Current portions of notes receivable                              444,164
      Other current assets                                              436,536
                                                         -----------------------
                  Total current assets                                3,981,819

Noncurrent portions of notes receivable, net                          3,474,105
Property and equipment, at cost, net                                 42,680,715
Deferred tax assets                                                   4,031,000
Deferred costs, net                                                   1,832,328
Leasehold interests, net                                              2,499,695
Other assets                                                          1,273,859
                                                         -----------------------
                                                         $           59,773,521
                                                         =======================

                      Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable and accrued expenses              $            2,878,098
      Current portions of notes payable                               1,949,166
                                                         -----------------------
                  Total current liabilities                           4,827,264

Noncurrent portions of notes payable                                 33,674,697
Other liabilities                                                       423,371
                                                         -----------------------
                  Total liabilities                                  38,925,332
                                                         -----------------------
Minority interest in partnership                                        593,800

Shareholders' equity:
      Series A preferred stock; par value $100;
        200,000 shares authorized; 30,000 shares
        issued and outstanding                                        3,000,000
      Common stock; $.01 par value; 5,000,000
        shares authorized; 2,023,277 shares issued
        and 1,963,935 shares outstanding                                 20,233
      Additional paid-in capital                                      7,431,087
      Retained earnings                                              10,383,229
      Accumulated other comprehensive loss                             (109,141)
      Treasury stock (59,342 shares)                                   (471,019)
                                                          ----------------------
                  Total shareholders' equity                          20,254,389
                                                          ----------------------
                                                          $           59,773,521
                                                          ======================

See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Income(Loss)
                   Three Months ended March 31, 1999 and 1998
                                   (Unaudited)


                                                           1999            1998
                                                    ------------     -----------

Revenues:
    Hotel revenues                                  $ 5,999,853       5,032,590
    Interest income                                     112,396          90,903
    Other income                                        377,110         180,766
                                                    ------------     -----------
        Total revenues                                6,489,359       5,304,259
                                                    ------------     -----------

Expenses:
    Hotel operations                                  5,017,477       4,136,914
    Other operating and administrative                  747,339         704,851
    Depreciation and amortization                       470,359         411,631
    Interest                                            799,802         660,049
                                                    ------------     -----------
        Total expenses                                7,034,977       5,913,445
                                                    ------------     -----------

             Income(loss) before income taxes          (545,618)       (609,186)

Deferred income tax benefit                            (200,000)       (220,000)
                                                    ------------     -----------

             Net income(loss)                       $  (345,618)       (389,186)
                                                    ============     ===========


Net income(loss) per common share:
    Basic                                           $     (0.22)          (0.24)
                                                    ============     ===========

    Diluted                                         $     (0.22)          (0.24)
                                                    ============     ===========

See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)


                                                           1999            1998
                                                  --------------    ------------


Cash flows from operating activities:
    Net income(loss)                              $    (345,618)       (389,186)
Adjustments to reconcile net income(loss)
      to net cash provided by(used in)
      operating activities:
    Depreciation and amortization                       470,359         411,631
    Other, net                                         (455,311)       (486,128)
                                                  --------------    ------------
             Net cash provided by(used in)
               operating activities                    (330,570)       (463,683)
                                                  --------------    ------------

Cash flows from investing activities:
    Notes receivable principal receipts                  60,309         192,034
    Originations of notes receivable                    (90,000)       (186,780)
    Capital expenditures                               (901,414)       (389,685)
    Other, net                                           19,313        (513,957)
                                                  --------------    ------------
             Net cash provided by (used in)
               investing activities                    (911,792)       (898,388)
                                                  --------------    ------------

Cash flows from financing activities:
    Repayments of notes payable                        (351,084)       (228,654)
    Additional borrowings                             1,366,518          26,482
    Preferred stock dividends                                 -         (75,000)
    Other, net                                           27,619               -
                                                  --------------    ------------
             Net cash provided by (used in)
               financing activities                   1,043,053        (277,172)
                                                  --------------    ------------

Net increase (decrease) in cash and
      cash equivalents                                 (199,309)     (1,639,243)

Cash and cash equivalents at
    beginning of period                               1,604,194       3,281,774
                                                  --------------    ------------

Cash and cash equivalents at
    end of period                                 $   1,404,885       1,642,531
                                                  ==============    ============


See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             March 31, 1999 and 1998
                                   (Unaudited)



     (1)  Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year or any other interim period. For further information, see the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1998.


     (2)  Comprehensive Income (Loss)

          Total comprehensive income(loss)for the three months ended March 31, 1999 was $(306,736) compared to $(389,186) for the three months ended March 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.

First Quarter 1999

The Company began 1999 with 19 owned hotel properties and 17 leased hotel properties open and operating. The Company also held management contracts on six additional hotel properties owned by third parties. There were 37 Country Hearth Inns open and operating in thirteen states, nineteen of which were owned or leased by the Company and the remainder owned by third party franchisees.

During the first quarter of 1999, the Company entered into four additional hotel management contracts with third party owners. Management intends to continue to market the Company's hotel management services and believes additional opportunities exist in this area.

During the first quarter of 1999, four additional Country Hearth Inns were opened and in April 1999, the 42nd Country Hearth Inn was opened. Presently, eight new Country Hearth Inn properties are under construction and the Company has executed license agreements for 12 additional properties.

The Company sold its leasehold interests in three hotel properties during the first quarter of 1999 resulting in aggregate gains of approximately $300,000. These sales represent a continuation of the Company's previously announced desire to divest itself of older properties. Additional such sales are anticipated, the timing of such and impact on earnings are not presently determinable.

During the first quarter of 1999, the Company drew down $800,000 on its $1 million line of credit in order to fund working capital needs and construction commitments. Also, the Company temporarily suspended payment of dividends on its Series A preferred stock. As has been previously disclosed, the Company's hotel operations are highly seasonal. Historically, the Company's hotel revenues and operating profits have been stronger during the second and third quarters as opposed to the first and fourth quarters. Management expects this trend to continue and believes that adequate funds will be generated from second and third quarter operations which will be used to repay the line of credit and generate additional cash reserves. Management further believes that the Company's present liquidity and existing commitments are adequate to sustain the current operations of the Company.

The Company has been notified by representatives of Orange County, Florida of the intention to acquire the land underlying the Orlando Country Hearth Inn. The Company holds a 59% interest in the partnership which owns this hotel. Such acquisition is necessary for the planned expansion of the Orange County Convention Center and could be effected through a negotiated purchase and sale or, if necessary, through condemnation proceedings. Company management and representatives of the County have reached a tentative agreement for the sale of the property. The proposed agreement provides for a purchase price of $13.5 million payable in cash at closing, which could occur during the Summer of 1999. The proposed agreement further provides that the partnership would lease the property from the County and continue to operate the hotel through the end of 2000 after which the property would need to be demolished for the Convention Center expansion. The tentative agreement is subject to numerous contingencies including, but not limited to, approval by Orange County's board, approval by a majority of the other partners in the partnership, and certain cooperation from the property's mortgage holder. No assurances can be given regarding the closing of the proposed transaction; however, if the transaction occurs as presently structured, at closing the Company would receive net cash of approximately $5.5 million and recognize a net of tax gain of approximately $2.4 million. Further, the Company would receive and recognize its share of continued hotel operating profits, if any, through the end of the lease term.


First Quarter 1998

The Company began 1998 with 33 hotel properties owned or leased, 36 properties managed, and 29 Country Hearth Inn franchise properties open and operating. The 30th Country Hearth Inn was opened in March 1998.

Construction of an additional Company owned Country Hearth Inn in Nicholasville, Kentucky was underway and the Company acquired rights to a site in Eddyville, Kentucky which began construction in the second quarter of 1998. Loan commitments were in place which funded the major portion of the construction costs for both of these projects. The Nicholasville property opened in September 1998 and the Eddyville property opened in March 1999.

Renovation and conversion of two Ohio properties to Country Hearth Inns was begun in the first quarter using funds from the Company's December 1997 debenture sale. Both conversions were completed during 1998.

Additionally,   four  new  franchised  properties  were  under  construction  in
Kentucky, Missouri, and Georgia and two conversion franchise properties in Georgia were under renovation.

The Company also announced agreements for the acquisition and/or development of twelve additional Country Hearth Inn properties.



RESULTS OF OPERATIONS

First Quarter of 1999 vs. First Quarter of 1998

Hotel revenues in the first quarter of 1999 increased to approximately $6 million, a 19% increase from the same period in 1998. Hotel operating profits approached $1 million in the first quarter of 1999, a 10% increase from the 1998 period. Overall hotel revenues were reduced as a result of the sales of leasehold interests in eleven hotel properties during 1998 and the first quarter of 1999. These reductions were more than offset by additional revenues from the eight new leases entered into during 1998 and two additional hotel acquisitions.


Hotel operating profit margins in the first quarters of 1999 and 1998 were generally lower than the average margins generated during the full year 1998. This is attributable to the extreme seasonal impact given the geographic locations of the Company's owned and leased hotels. Management expects profit margins to increase sharply in the second and third quarters before declining again in the fourth. Operating profits for hotels which were owned or leased in both of the first quarters of 1999 and 1998 were generally unchanged. First quarter 1999 results of the acquired hotels were in line with management's expectations.

Interest income increased due to the increases in the note receivable portfolio resulting from the 1998 and 1999 property sales.

Other income in 1999 included the gains from the leasehold sales previously discussed. Other income also included Country Hearth Inn franchise fees of approximately $108,000 in each of the first quarters of 1999 and 1998.
Management expects franchise fee income to increase as more franchised properties are opened. Other income is presented net of the Company's share of unconconsolidated partnership losses and minority interest expense relating to the Orlando partnership. Such losses and expenses aggregated approximately $137,000 in each of the first quarters of 1999 and 1998.

Other operating and administrative expenses increased 6% primarily as a result of payroll increases during 1998 and 1999.

Property related depreciation and interest expense in the first quarter of 1999 increased proportionately to the revenue increases associated with the 1998 hotel acquisitions.

The Company files income tax returns and recognizes income tax expense (benefit) on an annual calendar basis. The deferred income tax benefits recognized in the first quarters of 1999 and 1998 represents management's estimates of the impact on the annual income tax expense (benefit) which results from such quarter's operations.


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

     The Company's home office, and management company IT Systems have been evaluated and tested and are considered to be Year 2000 compliant. All hotel front office systems have been evaluated. Seven such systems were found not to be Year 2000 compliant and will need to be upgraded or replaced at an estimated total cost of $40,000.

     The Company has communicated with its significant vendors and service providers regarding the extent to which these entities have addressed Year 2000 compliance issues. The most critical IT System, credit card processing, has been tested and found to be Year 2000 compliant. Other vendor and service provided systems such as electronic lock systems and guest related telephone and television systems have been tested and found to be Year 2000 compliant. All other less critical systems are currently being evaluated. Management estimates that this overall process is approximately 85% complete and expenditures to remediate any problems encountered will not be significant.

     The Company has not communicated with its hotel guests regarding Year 2000 compliance issues, since none of its guests is considered to be individually significant and the Company receives no electronic data from its guests other than credit card information which is discussed above.

     Based on the Company's assessments and available information, the Company believes that its cost to ensure Year 2000 compliance will not exceed $100,000. As of April 30, 1999 the Company had incurred approximately $12,000 related to Year 2000 assessment, remediation and testing. The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not completed timely, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with guests, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities, including, but not limited to, the Company's third party vendors and service providers and its guests, will not have a material adverse impact on the Company's systems or results of operations. The Company has not engaged an independent expert solely to assist in its Year 2000 efforts. However, when installing new software, the Company requires year 2000 compliance assurances from its vendors.

     The Company has not yet determined the operational costs and problems that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company has not developed a contingency plan for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning prior to December 31, 1999.

     Readers are cautioned that forward-looking statements regarding Year 2000 issues should be read in conjunction with the cautionary statement in the RISK FACTORS section which follows.

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

                           PART II - OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of 1999, the Company temporarily suspended payments of Series A preferred stock dividends due to liquidity requirements created by the seasonal aspects of the Company's hotel operations. Such preferred dividends are cumulative and would be required to be paid prior to any distributions to common shareholders. As of April 30, 1999, a total of $100,000 of Series A preferred dividends were in arrears.


ITEM 5.  OTHER INFORMATION

The Company has been notified by representatives of Orange County, Florida of the intention to acquire the land underlying the Orlando Country Hearth Inn. The Company holds a 59% interest in the partnership which owns the hotel. Such acquisition is necessary for the planned expansion of the Orange County Convention Center and could be effected through a negotiated purchase and sale or, if necessary, through condemnation proceedings. Company management and representatives of the County have reached a tentative agreement for the sale of the property. The proposed agreement provides for a purchase price of $13.5 million payable in cash at closing, which could occur during the Summer of 1999. The proposed agreement further provides that the partnership would lease the property from the County and continue to operate the hotel through the end of 2000 after which the property would need to be demolished for the Convention Center expansion. The tentative agreement is subject to numerous contingencies including, but not limited to, approval by Orange County's board, approval by a majority of the other partners in the partnership, and certain cooperation from the property's mortgage holder. No assurances can be given regarding the closing of the proposed transaction; however, if the transaction occurs as presently structured, at closing the Company would receive net cash of approximately $5.5 million and recognize a net of tax gain of approximately $2.4 million. Further, the Company would receive and recognize its share of continued hotel operating profits, if any, through the end of the lease term.

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





Buckhead America Corporation
        (Registrant)



Date:    May 14, 1999                   /s/Douglas C. Collins
                                        ----------------------------------------
                                        Douglas C. Collins
                                        President and Chief Executive Officer




Date:    May 14, 1999                   /s/Robert B. Lee
                                        ----------------------------------------
                                        Robert B. Lee
                                        Senior Vice President and
                                        Chief Financial and Accounting Officer