Form 10QSB
period 1999-06-30
BUCKHEAD AMERICA CORP
filed 1999-08-16
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
     1934

             For the transition period from _________ to __________

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 1999

           Common stock, par value $.01 - 1,969,935 shares outstanding

     Transitional Small Business Disclosure Format (Check one): Yes ___ No X


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Financial Statements

                             June 30, 1999 and 1998

                                   (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                                  June 30, 1999
                                   (Unaudited)


                                     Assets
Current assets:
    Cash and cash equivalents, including
     restricted cash of $549,314                            $  1,160,706
    Investment securities                                        142,146
    Accounts receivable, net                                  11,111,346
    Current portions of notes receivable                         460,592
    Other current assets                                         560,099
                                                            ------------
             Total current assets                             13,434,889

Noncurrent portions of notes receivable, net                   3,462,435
Property and equipment, at cost, net                          36,968,769
Deferred tax assets                                            2,631,000
Deferred costs, net                                            1,624,150
Leasehold interests, net                                       2,471,720
Other assets                                                   1,254,545
                                                            ------------

                                                            $ 61,847,508
                                                            ============

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                   $  4,040,816
    Current portions of notes payable                          2,100,245
                                                            ------------
             Total current liabilities                         6,141,061

Noncurrent portions of notes payable                          30,001,845
Other liabilities                                                416,083
             Total liabilities                                36,558,989

Minority interest in partnership                               2,938,233

Shareholders' equity:
    Series A preferred stock; $100 par value;
      200,000 shares authorized; 30,000 shares
      issued and outstanding                                   3,000,000
    Common stock; $.01 par value; 5,000,000
     shares authorized; 2,029,277 shares issued
     and 1,969,935 shares outstanding                             20,293
    Additional paid-in capital                                 7,463,307
    Retained earnings                                         12,477,952
    Accumulated other comprehensive loss                        (140,247)
    Treasury stock (59,342 shares)                              (471,019)
                                                            ------------
             Total shareholders' equity                       22,350,286

                                                             $61,847,508
                                                            ============

See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Income(Loss)
                     Six Months ended June 30, 1999 and 1998
                                   (Unaudited)





                                                          1999             1998
                                                   -----------      -----------
Revenues:
    Hotel revenues                                 $12,545,092       12,047,433
    Interest income                                    243,983          155,379
    Other income                                     4,560,232          698,361
                                                   -----------      -----------
               Total revenues                       17,349,307       12,901,173
                                                   -----------      -----------

Expenses:
    Hotel operations                                10,243,528        9,393,309
    Other operating and administrative               1,627,305        1,642,267
Depreciation and amortization                          872,258          872,425
    Interest                                         1,632,111        1,414,392
                                                   -----------      -----------
             Total expenses                         14,375,202       13,322,393
                                                   -----------      -----------

             Income(loss) before income taxes        2,974,105         (421,220)

Provision for income tax expense (benefit)           1,200,000         (150,000)
                                                   -----------      -----------

             Net income(loss)                      $ 1,774,105         (271,220)
                                                   ===========      ===========



Net income(loss) per common share:
    Basic                                          $      0.83            (0.22)
                                                   ===========      ===========

    Diluted                                        $      0.61            (0.22)
                                                   ===========      ===========



See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                    Three Months ended June 30, 1999 and 1998
                                   (Unaudited)





                                                          1999             1998
                                                   -----------      -----------
Revenues:
    Hotel revenues                                 $ 6,545,239        7,014,843
    Interest income                                    131,587           64,476
    Other income                                     4,183,122          517,595
                                                   -----------      -----------
               Total revenues                       10,859,948        7,596,914
                                                   -----------      -----------

Expenses:
    Hotel operations                                 5,226,051        5,256,395
    Other operating and administrative                 879,966          937,416
Depreciation and amortization                          401,899          460,794
    Interest                                           832,309          754,343
                                                   -----------      -----------
             Total expenses                          7,340,225        7,408,948
                                                   -----------      -----------

             Income before income taxes              3,519,723          187,966

Provision for income tax expense                     1,400,000           70,000
                                                   ===========      ===========

             Net income                            $ 2,119,723           17,966
                                                   ===========      ===========



Net income per common share:
    Basic                                          $      1.04             0.02
                                                   ===========      ===========

    Diluted                                        $      0.70             0.02
                                                   ===========      ===========



See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                                       1999                         1998
                                                                                -----------                  -----------

   Cash flows from operating activities:
        Net income(loss)                                                        $ 1,774,105                     (271,220)
        Adjustments to reconcile net income(loss)
         to net cash provided (used) by
         operating activities:
          Depreciation and amortization                                             872,258                      872,425
          Sales of trading securities, net                                                -                    2,998,950
          Gains on property transactions, net                                    (5,259,166)                    (258,105)
          Minority interest in partnership income                                 2,413,720                      174,419
          Other, net                                                               (278,723)                      21,158
                                                                                -----------                  -----------
           Net cash provided (used) by
            operating activities                                                   (477,806)                   3,537,627
                                                                                -----------                  -----------

   Cash flows from investing activities:
        Note receivable principal receipts                                          130,551                      374,643
        Originations of notes receivable                                           (165,000)                    (838,721)
        Capital expenditures                                                     (2,155,380)                  (1,692,181)
        Other, net                                                                  312,252                   (1,745,807)
                                                                                -----------                  -----------
           Net cash provided (used) by
            investing activities                                                 (1,877,577)                  (3,902,066)
                                                                                -----------                  -----------

   Cash flows from financing activities:
        Repayments of notes payable                                                (598,438)                    (438,407)
        Additional borrowings                                                     2,475,434                      921,210
        Preferred stock dividends                                                   (25,000)                    (150,000)
        Other, net                                                                   59,899                     (142,375)
                                                                                -----------                  -----------
           Net cash provided (used) by
            financing activities                                                  1,911,895                      190,428
                                                                                -----------                  -----------


   Net increase (decrease) in cash and
      cash equivalents                                                             (443,488)                    (174,011)

   Cash and cash equivalents at beginning
      of period                                                                   1,604,194                    3,281,774
                                                                                -----------                  -----------

   Cash and cash equivalents at end of period                                   $ 1,160,706                    3,107,763
                                                                                ===========                  ===========




                                                            (Continued)



See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows - Continued
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


Supplemental disclosures of noncash investing and financing activities:

     In June 1999, the Company recorded the following partial cash activity relating to the sale of a 150-room hotel in Orlando, Florida:

             Gross sale price                           $ 13,500,000
             Portion allocated to management
               and franchise contract termination         (1,446,590)

             Net sales price                              12,053,410

             Basis in property sold                       (6,474,116)
             Costs                                          (327,682)

             Net gain                                   $  5,251,612
                                                        ============

               The company owns approximately 59% of the partnership which owned the hotel.


     In May 1998, the Company recorded the following partial cash activity relating to an acquired 121-room hotel in Norcross, Georgia:

             Costs:
               Cash and payables                        $   223,101
               Debt assumed                               3,818,798
                                                        -----------
             Property and equipment acquired            $ 4,041,899
                                                        ===========


     In June 1998, the Company recorded the following partial cash activity relating to the acquisition of leasehold interests in seven hotels owned by Host Funding, Inc.:

             Costs:
               Cash and payables                        $    516,635
               Common stock issued                           400,000
               Notes payable issued                          400,000
                                                        ------------
                                                        $  1,316,635
                                                        ============
             Allocated to:
               Lessor=s common stock                         288,000
               Leasehold interests                         1,028,635
                                                        ------------
                                                        $  1,316,635
                                                        ============




See accompanying notes to condensed consolidated financial statements.






                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                             June 30, 1999 and 1998
                                   (Unaudited)


   (1)    Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year or any other interim period. For further information, see the consolidated financial statements included in the Company=s Form 10-KSB for the year ended December 31, 1998.


   (2)    Comprehensive Income(Loss)

          Total comprehensive income(loss)for the six months ended June 30, 1999 and 1998 was $1,781,881 and $(271,220), respectively, and for the three months ended June 30, 1999 and 1998 was $2,088,617 and $117,966, respectively.

   (3)    Sale of Hotel

                  On June 30, 1999, the Company completed its previously reported sale of the Country Hearth Inn located in Orlando, Florida for $13.5 million. The Company holds an approximate 59% interest in the partnership which owned the hotel in addition to holding franchise and hotel management contracts relating to the operation of the property. Accounts receivable at June 30, 1999 includes approximately $9.1 million representing the gross proceeds after retirement of an approximate $4.4 million first mortgage loan. Such amount was received in July and after payment of certain fees, costs, bonuses, and minority interest shares, the Company's share of net proceeds will be approximately $5.5 million. The Company has no obligation to continue to operate the property, but plans to continue to operate the hotel under an agreement with Orange County, Florida (the purchaser) until December 2000 at which time the property is to be demolished to make way for expansion of the Orange County Convention Center.

                  The pretax impact of the Orlando hotel sale is reflected in other income for the three and six month periods ended June 30, 1999. In connection with the transaction, other income in such periods includes franchise termination fees of approximately $640,000 and management termination fees of approximately $605,000. Other income also includes approximately $3 million which represents the Company's share of the pretax gain on sale net of termination fees to others, cost accruals, and minority interest's share of the gain.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.

First Half 1999

On June 30, 1999, the Company completed its previously reported sale of the Country Hearth Inn located in Orlando, Florida for $13.5 million. The Company holds an approximate 59% interest in the partnership which owned the hotel in addition to holding franchise and hotel management contracts relating to the operation of the property. Accounts receivable at June 30, 1999 includes approximately $9.1 million representing the gross proceeds after retirement of an approximate $4.4 million first mortgage loan. Such amount was received in July and after payment of certain fees, costs, bonuses, and minority interest shares, the Company's share of net proceeds will be approximately $5.5 million. The Company has no obligation to continue to operate the property, but plans to continue to operate the hotel under an agreement with Orange County, Florida (the purchaser) until December 2000 at which time the property is to be demolished to make way for expansion of the Orange County Convention Center.

The Company sold its leasehold interests in three hotel properties during the first quarter of 1999 resulting in aggregate gains of approximately $300,000. These sales represent a continuation of the Company's previously announced desire to divest itself of older properties. Additional such sales are anticipated, the timing of such and impact on earnings are not presently determinable.

During the second quarter of 1999, the Company entered into a contract for the sale of one of its three 40-room hotel properties in Texas. The sale was closed in July and the Company is presently marketing the other two properties. The
Company recognized a second quarter charge of $300,000 relating to the establishment of valuation reserves for these three properties.

During the first half of 1999, the Company drew down $1 million on its bank line of credit in order to fund working capital needs and construction commitments. Also, the Company temporarily suspended payment of dividends on its Series A preferred stock. As has been previously disclosed, the Company's hotel operations are highly seasonal. Historically, the Company's hotel revenues and operating profits have been stronger during the second and third quarters as opposed to the first and fourth quarters. Management expects this trend to continue and further believes that the Company's present liquidity and existing commitments are adequate to sustain the current operations of the Company. The line of credit was fully repaid in July from a portion of the proceeds from the Orlando hotel sale. The Company also resumed payment of Series A preferred dividends.

The Company has continued its expansion of the Country Hearth Inn lodging system. Nine additional properties have been opened in the first half of 1999 bringing the total to 46 properties operating in fourteen states. An additional 24 properties are in various stages of development; approximately half of which are expected to open within the next 12 months.

Capital expenditures during the first half of 1999 aggregated approximately $2.2 million and mostly related to two new Company owned Country Hearth Inns in Eddyville, Kentucky and Washington Courthouse, Ohio. Approximately $1.5 million of such expenditures was funded by construction loan commitments and the remainder being funded by working capital and the Company's line of credit.


The Company also has continued expansion of its hotel management business. During the first quarter of 1999, the Company entered into four additional hotel management contracts with third party owners. During the second quarter of 1999, the Company announced an agreement to purchase 12 contracts for the management of hotels owned by affiliates of Quality Lodging, a significant master franchisee developer. The Company began management of nine of these hotel properties in the third quarter.

Management presently intends to use the remaining proceeds from the Orlando hotel sale to fund working capital needs and to continue to invest in the growth of the Country Hearth Inn lodging system and the expansion of its hotel management business.


First Half 1998

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

In May 1998, the Company acquired a 121-room hotel in Norcross, Georgia for approximately $4 million, most of which being financed by the assumption of a $3.8 million first mortgage loan.

In June 1998, the Company entered into lease agreements for the operation and management of seven hotels owned by Host Funding, Inc.("Host"). The leased properties are operated as "Sleep Inns" and "Super 8" hotels; are located in Florida, Illinois, Missouri, Kentucky, and Mississippi; and aggregate 450 rooms.


RESULTS OF OPERATIONS

Periods ended June 30, 1999 and 1998

The pretax impact of the Orlando hotel sale is reflected in other income for the three and six month periods ended June 30, 1999. In connection with the transaction, other income in such periods includes franchise termination fees of approximately $640,000 and management termination fees of approximately $605,000. Other income also includes approximately $3 million which represents the Company's share of the pretax gain on sale net of termination fees to others, cost accruals, and minority interest's share of the gain. Other income in the 1999 three and six month periods also includes the $300,000 valuation charge relating to the Texas hotel properties. Other income for the six months ended June 30, 1999 and 1998 also includes gains of approximately $300,000 and $250,000, respectively, relating to the sale of leasehold interests in hotel properties.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the six months ended June 30, 1999 and 1998 amounted to $5,478,474 and $1,865,597, respectively. EBITDA for the three months ended June 30, 1999 and 1998 amounted to $4,753,931 and $1,403,103, respectively. Excluding the impact of the property transactions described in the preceding paragraph, EBITDA for the 1999 three and six month periods amounted to $812,862 and $1,230,345, respectively, versus $1,136,021 and $1,598,515, respectively for the same periods in 1998. Much of the 1999 decline is attributable to revenue and operating profit declines in the Company's older leasehold properties which are held for sale. Also, the Company's Orlando hotel experienced a second quarter operating profit decline of approximately $125,000 attributable to a decline in convention center business. Second quarter 1999 EBITDA was also negatively impacted by new property openings which take time to ramp up to normal profit levels. All other Company owned or leased properties generally experienced 1999 revenue and operating profit levels comparable to or slightly higher than 1998 levels. Rent expense relating to the hotel leases acquired from Host in June 1998 amounted to $913,760 for the six months ended June 30, 1999 versus $167,991 in the same period of 1998. Such amounts are included in hotel operations expense in the accompanying condensed financial statements.

The properties presently owned or leased by the Company are subject to a significant amount of seasonal fluctuation. Most of the properties are expected to be profitable during the third quarter and will generally not be profitable during the fourth quarter. On an annual basis, all properties are expected to satisfy their debt, rent, and other cash obligations in addition to providing the Company with management and/or franchise fees.

Franchising profits increased over $600,000 due to the Orlando termination fees. Franchising profits for the remainder of 1999 and beyond are expected to further increase as a result of additional franchise property openings and a reduction in payroll relating to the resignation of an executive officer.

Interest income increased during the three and six month 1999 periods due to increases in the notes receivable portfolio resulting from the 1998 and 1999 leasehold interest sales.

Other operating and administrative expenses in the first half of 1999 were comparable to 1998 and in line with management expectations.

Changes in depreciation and interest expense are directly related to changes in property and equipment and related mortgages resulting from new construction, other acquisitions, and disposals. Such amounts are expected to decrease in the second half of 1999 as a result of the Orlando hotel sale.

The Company files income tax returns and recognizes income tax expense (benefit) on an annual calendar basis. The provisions for income tax expense (benefit) recognized in the quarterly condensed financial statements represents management's estimates of the impact on the annual income tax expense (benefit) which results from such quarter's operations.


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

The Company has conducted an assessment of its computer and data telecommunications information systems ("IT Systems"), as well those computer systems that do not relate to information technology, including, without limitation, electronic locks, telephone systems, elevators, VCR's and other guest service related systems ("Non-IT Systems"), to identify needed Year 2000 remediation. The Company currently anticipates that its Year 2000 assessment, remediation, and testing efforts will be completed prior to December 31, 1999.

The Company's home office, and management company IT Systems have been evaluated and tested and are considered to be Year 2000 compliant. All hotel front office systems have been evaluated. Seven such systems were found not to be Year 2000 compliant and will need to be upgraded or replaced at an estimated total cost of $40,000.

The Company has communicated with its significant vendors and service providers regarding the extent to which these entities have addressed Year 2000 compliance issues. The most critical IT System, credit card processing, has been tested and found to be Year 2000 compliant. Other vendor and service provided systems such as electronic lock systems and guest related telephone and television systems have been tested and found to be Year 2000 compliant. All other less critical systems are currently being evaluated. Management estimates that this overall process is approximately 90% complete and expenditures to remediate any problems encountered will not be significant.

The Company has not communicated with its hotel guests regarding Year 2000 compliance issues, since none of its guests is considered to be individually significant and the Company receives no electronic data from its guests other than credit card information which is discussed above.

Based on the Company's assessments and available information, the Company believes that its cost to ensure Year 2000 compliance will not exceed $100,000. As of July 31, 1999 the Company had incurred approximately $15,000 related to Year 2000 assessment, remediation and testing. The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not completed timely, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with guests, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities, including, but not limited to, the Company's third party vendors and service providers and its guests, will not have a material adverse impact on the Company's systems or results of operations. The Company has not engaged an independent expert solely to assist in its Year 2000 efforts. However, when installing new software, the Company requires year 2000 compliance assurances from its vendors.

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




                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During the first half of 1999, the Company temporarily suspended payments of Series A preferred stock dividends due to liquidity requirements created by the seasonal aspects of the Company's hotel operations. Such preferred dividends are cumulative and would be required to be paid prior to any distributions to common shareholders. As of June 30, 1999, a total of $125,000 of Series A preferred dividends were in arrears.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 27, 1999. The purpose of the meeting was to consider and vote upon the following matters:

1. To elect seven directors to serve until the next annual meeting of stockholders and until their successors are elected and have qualified.

2. To consider a proposal to approve the Company=s 1999 Employee Stock Option Plan.

3. To transact such other business as may have properly come before the meeting.

The Company's seven incumbent directors (Douglas C. Collins, Ronald L. Devine, David C. Glickman, Robert B. Lee, David B. Mumford, William K. Stern, and Steven
A. Van Dyke) were nominated for re-election. Each of the nominees was elected as follows:

                                          Votes For        Votes Withheld

         Douglas C. Collins              1,427,604                  1,203

         Ronald L. Devine                1,427,593                  1,214

         David C. Glickman               1,427,593                  1,214

         Robert B. Lee                   1,427,604                  1,203

         David B. Mumford                1,427,604                  1,203

         William K. Stern                1,427,593                  1,214

         Steven A. Van Dyke              1,427,593                  1,214

The proposal to approve the Company=s 1999 Employee Stock Option Plan was approved as follows:


                                                                    Votes

         For                                                    1,341,407

         Against                                                   86,455

         Abstentions                                                  945


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

          3(ii)By-Laws   -  Amended   and   Restated   as  of  June  27,   1994.
               (Incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.)

          4(i) Certificate of  Designation,  Preferences  and Rights of Series A
               Preferred Stock of the Registrant. (Incorporated by reference to Exhibit 3(i)(c) to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.)

          10.9 Buckhead America Corporation 1999 Employee Stock Option Plan. (Incorporated by reference to Annex A1" to the Registrant=s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 30, 1999.)

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





Buckhead America Corporation
        (Registrant)



Date:    August 14, 1999                /s/Douglas C. Collins
                                        Douglas C. Collins
                                        President and Chief Executive Officer




Date:    August 14, 1999                /s/Robert B. Lee
                                        Robert B. Lee
                                        Senior Vice President and
                                        Chief Financial and Accounting Officer