Form 10QSB
period 1999-09-30
BUCKHEAD AMERICA CORP
filed 1999-11-15
CIK 909725

1

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1999

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
     1934

     For the transition period from _____________ to _____________

          Commission file number 0-22132


      BUCKHEAD AMERICA CORPORATION (Exact name of small business issuer as specified in its charter)

              DELAWARE                              58-2023732
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

             7000 CENTRAL PARKWAY, SUITE 850, ATLANTA, GEORGIA 30328
                    (Address of principal executive offices)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 4, 1999

           Common stock, par value $.01 - 2,029,313 shares outstanding

     Transitional Small Business Disclosure Format

     (Check one): Yes      No X

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Financial Statements

                           September 30, 1999 and 1998

                                   (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet
                               September 30, 1999
                                   (Unaudited)


                                     Assets
Current assets:
    Cash and cash equivalents, including
     restricted cash of $598,730                $   3,124,064
    Investment securities                           2,589,799
    Accounts receivable, net                        2,130,561
    Current portions of notes receivable              455,342
    Other current assets                              332,412
                                                -------------
             Total current assets                   8,632,178

Noncurrent portions of notes receivable, net        3,414,511
Property and equipment, at cost, net               36,268,877
Deferred tax assets                                 2,458,032
Deferred costs, net                                 2,465,403
Leasehold interests, net                            2,590,163
Other assets                                        1,369,433
                                                -------------

                                                $  57,198,597
                                                =============

                      Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued expenses       $   3,524,525
    Current portions of notes payable               1,077,538
                                                -------------
             Total current liabilities              4,602,063

Noncurrent portions of notes payable               29,289,613
Other liabilities                                     386,474
                                                -------------
             Total liabilities                     34,278,150
                                                -------------


Shareholders' equity:
    Series A preferred stock; $100 par value;
      200,000 shares authorized; 30,000 shares
      issued and outstanding                        3,000,000
    Common stock; $.01 par value; 5,000,000
     shares authorized; 2,094,655 shares issued
     and 2,029,313 shares outstanding                  20,947
    Additional paid-in capital                      7,854,921
    Retained earnings                              12,688,217
    Accumulated other comprehensive income(loss)     (136,358)
    Treasury stock (65,342 shares)                   (507,280)
                                                -------------
             Total shareholders' equity            22,920,447
                                                -------------

                                                $  57,198,597
                                                =============


See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                  Nine Months ended September 30, 1999 and 1998
                                   (Unaudited)





                                                      1999          1998
                                             -------------   -----------
Revenues:
    Hotel revenues                           $  19,446,646   19,846,707
    Investment income                              327,020      110,551
    Other income, net                            5,367,513    1,558,728
                                             -------------   -----------
               Total revenues                   25,141,179   21,515,986
                                             -------------   -----------

Expenses:
    Hotel operations                            15,734,038   15,473,788
    Other operating and administrative           2,386,358    2,423,977
    Depreciation and amortization                1,217,548    1,325,622
    Interest                                     2,364,490    2,175,301
                                             -------------   -----------
             Total expenses                     21,702,434   21,398,688
                                             -------------   -----------

             Income before income taxes          3,438,745      117,298

Provision for income tax expense (benefit)       1,385,000      (10,000)
                                             -------------   -----------

             Net income                      $   2,053,745      127,298
                                             =============   ===========


Net income(loss) per common share:
    Basic                                    $        0.93        (0.05)
                                             =============   ===========

    Diluted                                  $        0.72        (0.05)
                                             =============   ===========


See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                 Three Months ended September 30, 1999 and 1998
                                   (Unaudited)





                                                      1999          1998
                                             -------------   -----------
Revenues:
    Hotel revenues                           $  6,901,554     7,799,274
    Investment income(loss)                        83,037       (44,828)
    Other income, net                             807,281       860,367
                                             -------------   -----------
               Total revenues                   7,791,872     8,614,813
                                             -------------   -----------

Expenses:
    Hotel operations                            5,490,510     6,080,479
    Other operating and administrative            759,053       781,710
    Depreciation and amortization                 345,290       453,197
    Interest                                      732,379       760,909
                                             -------------   -----------
             Total expenses                     7,327,232     8,076,295
                                             -------------   -----------

             Income before income taxes           464,640       538,518

Provision for income tax expense                  185,000       140,000
                                             -------------   -----------

             Net income                      $    279,640       398,518
                                             =============   ===========




Net income per common share:
    Basic                                    $       0.10          0.17
                                             =============   ===========

    Diluted                                  $       0.10          0.16
                                             =============   ===========

See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                                                        1999                      1998
                                                                                ------------             -------------
Cash flows from operating activities:
     Net income                                                                 $ 2,053,745                   127,298
     Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities:
       Depreciation and amortization                                              1,217,548                 1,325,622
       Sales (purchases) of trading securities, net                              (2,469,018)                2,998,950
       Gains on property transactions, net                                       (5,471,395)                 (820,236)
       Minority interests in partnership income                                   2,521,962                   201,068
       Other, net                                                                   999,558                   193,447
                                                                                ------------             -------------
        Net cash provided (used) by
         operating activities                                                    (1,147,600)                4,026,149
                                                                                ------------             -------------

Cash flows from investing activities:
     Note receivable principal receipts                                             183,725                   598,958
     Originations of notes receivable                                              (165,000)                 (878,721)
     Capital expenditures                                                        (2,488,400)               (4,745,570)
     Proceeds from property sales                                                 8,379,512                   749,611
     Other, net                                                                    (672,974)               (1,328,817)
                                                                                ------------             -------------
        Net cash provided (used) by
         investing activities                                                     5,236,863                (5,604,539)
                                                                                ------------             -------------

Cash flows from financing activities:
     Repayments of notes payable                                                 (1,827,961)                 (620,232)
     Additional borrowings                                                        2,495,018                 2,184,872
     Distributions to minority interests                                         (3,206,894)                 (164,750)
     Preferred stock dividends                                                      (94,375)                 (225,000)
     Other, net                                                                      64,819                   325,742
                                                                                ------------             -------------
        Net cash provided (used) by
         financing activities                                                    (2,569,393)                1,500,632
                                                                                ------------             -------------


Net increase (decrease) in cash and
   cash equivalents                                                               1,519,870                   (77,758)

Cash and cash equivalents at beginning
   of period                                                                      1,604,194                 3,281,774
                                                                                ------------             -------------

Cash and cash equivalents at end of period                                      $ 3,124,064                 3,204,016
                                                                                ============             =============

                                                                                                           (Continued)


See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows - Continued
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


Supplemental disclosures of noncash investing and financing activities:

In June 1999, the Company recorded the following partial cash activity relating to the sale of a 150-room hotel in Orlando, Florida:

             Gross sale price                           $ 13,500,000
             Portion allocated to management
               and franchise contract termination         (1,446,590)
                                                        -------------
             Net sales price                              12,053,410

             Basis in property sold                       (6,474,116)
             Costs                                          (327,682)
                                                        -------------
             Net gain                                   $  5,251,612
                                                        =============

     The company owns approximately 59% of the partnership which owned the hotel.


In August 1999, the Company recorded the following partial cash activity relating to the acquisition of management contracts on nine hotel properties:

             Cash and payables                          $    506,040
             Common stock issued (65,378 shares)             392,268
                                                        -------------

             Deferred costs of management contracts     $    898,308
                                                        =============


During 1999, the Company recorded the following partial cash activity relating to the sale of a hotel property and the sales of leasehold interests in four other hotel properties:

             Proceeds:
               Cash, net of closing costs               $    709,437
               Note payable reduction                        525,000
               Notes receivable, net                         825,000
                                                        -------------
                                                           2,059,437
             Basis in assets sold                          1,839,654
                                                        -------------
             Net gains                                  $    219,783
                                                        =============



                                                          (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows - Continued
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


In May 1998, the Company recorded the following partial cash activity relating to an acquired 121-room hotel in Norcross, Georgia:

             Costs:
               Cash and payables                        $    223,101
               Debt assumed                                3,818,798
                                                        -------------

             Property and equipment acquired            $  4,041,899
                                                        =============


In June 1998, the Company recorded the following partial cash activity relating to the acquisition of leasehold interests in seven hotels:

             Costs:
               Cash and payables                        $    516,635
               Common stock issued                           400,000
               Notes payable issued                          400,000
                                                        -------------
                                                        $  1,316,635
                                                        =============
             Allocated to:
               Lessor=s common stock                         288,000
               Leasehold interests                         1,028,635
                                                        -------------
                                                         $ 1,316,635
                                                        =============

In August and September 1998, the Company recorded the following partial cash activity relating to the refinancing of four owned hotels:

             New mortgage notes issued                  $ 4,885,000
             Discharge of old mortgage notes             (4,323,476)
             Debt issuance costs                           (187,084)
                                                        ------------
               Net proceeds                             $   374,440
                                                        ============


During 1998, the Company recorded the following partial cash activity relating to the sales of leasehold interests in five hotel properties:

             Proceeds:
               Cash, net of closing costs               $    749,611
               Notes receivable, net                         750,000
                                                        ------------
                                                           1,499,611
             Basis in assets sold                            679,375
                                                        ------------

             Net gains                                  $    820,236
                                                        ============


See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                           September 30, 1999 and 1998
                                   (Unaudited)


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


   (2)    Comprehensive Income(Loss)

          Total comprehensive income(loss)for the nine months ended September 30, 1999 and 1998 was $2,065,410 and $(36,278), respectively, and for the three months ended September 30, 1999 and 1998 was $283,529 and $234,942, respectively.

   (3)    Sale of Hotel

          In June 1999, the Company completed the sale of the Country Hearth Inn located in Orlando, Florida for $13.5 million. The Company held an approximate 59% interest in the partnership which owned the hotel in addition to holding franchise and hotel management contracts relating to the operation of the property. After retirement of an approximate $4.4 million first mortgage loan, payment of certain fees, costs, bonuses, and minority interest shares, the Company=s share of net proceeds was approximately $5.5 million. The Company has no obligation to continue to operate the property, but plans to continue to operate the hotel under an agreement with Orange County, Florida (the purchaser) until December 2000 at which time the property is to be demolished to make way for expansion of the Orange County Convention Center.

          The pretax impact of the Orlando hotel sale is reflected in other income for the nine month period ended September 30, 1999. In connection with the transaction, other income includes franchise termination fees of approximately $640,000 and management termination fees of approximately $605,000. Other income also includes approximately $3 million which represents the Company=s share of the pretax gain on sale net of termination fees to others, cost accruals, and minority interest=s share of the gain.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION.

First Nine Months of 1999

In June 1999, the Company completed the sale of the Country Hearth Inn located in Orlando, Florida for $13.5 million. The Company held an approximate 59% interest in the partnership which owned the hotel in addition to holding franchise and hotel management contracts relating to the operation of the property. After retirement of an approximate $4.4 million first mortgage loan, payment of certain fees, costs, bonuses, and minority interest shares, the Company's share of net proceeds was approximately $5.5 million. After distributions to minority interest partners of approximately $3.2 million, the Company began soliciting for additional partnership units. During September 1999, the Company purchased an additional 13.4% of the partnership. The Company has no obligation to continue to operate the property, but plans to continue to operate the hotel under an agreement with Orange County, Florida (the purchaser) until December 2000 at which time the property is to be demolished to make way for expansion of the Orange County Convention Center.

In August 1999, the Company purchased nine hotel management agreements from the members of Quality Lodging, LLC ("Quality") for an aggregate purchase price of approximately $900,000, including the issuance of 65,378 unregistered shares of the Company's common stock. The Company has agreed to purchase additional contracts from Quality when the related hotel properties are completed and opened.

The Company sold its leasehold interests in three hotel properties during the first quarter of 1999 resulting in aggregate gains of approximately $300,000. These sales represent a continuation of the Company's previously announced desire to divest itself of older properties. One additional such sale was completed in September 1999 resulting in a net gain of approximately $205,000.

In July 1999, the Company completed the sale of one of its three 40-room hotel properties in Texas. The Company is presently marketing the other two properties. The Company recognized a second quarter charge of $300,000 relating to the establishment of valuation reserves for these three properties.

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

The Company has continued its expansion of the Country Hearth Inn lodging system. Nine additional properties were opened in the first half of 1999 bringing the total to 46 properties operating in fourteen states. An additional 24 properties are in various stages of development; approximately half of which are expected to open within the next 12 months.

Capital expenditures during the first nine months of 1999 aggregated approximately $2.5 million and mostly related to two new Company owned Country Hearth Inns in Eddyville, Kentucky and Washington Courthouse, Ohio. Approximately $1.5 million of such expenditures was funded by construction loan commitments and the remainder was funded by working capital and the Company's line of credit.

The Company also has continued expansion of its hotel management business. During the first quarter of 1999, the Company entered into four additional hotel management contracts with third party owners and the Company began management of the nine Quality hotel properties mentioned above during the third quarter.

Management presently intends to use the remaining proceeds from the Orlando hotel sale to fund working capital needs and to continue to invest in the growth of the Country Hearth Inn lodging system and the expansion of its hotel management business. Also, the Company's board of directors authorized the repurchase of up to 100,000 shares of the Company's outstanding common stock. Through November 12, 1999, 6,000 shares have been repurchased in the open market.


First Nine Months of 1998

The Company began 1998 with 33 hotel properties owned or leased, 36 properties managed, and 29 Country Hearth Inn franchise properties open and operating. Seven additional Country Hearth Inn properties were opened during the first nine months of 1998.

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

Capital expenditures in the first nine months of 1998 amounted to approximately $4.7 million. Construction and other loan commitments provided approximately $2.2 million of these funds. The remainder was provided by a portion of the proceeds from the Company's December 1997 sale of convertible debentures.

In May 1998, the Company acquired a 121-room hotel in Norcross, Georgia for approximately $4 million, most of which was financed by the assumption of a $3.8 million first mortgage loan.

In June 1998, the Company entered into lease agreements for the operation and management of seven hotels owned by Host Funding, Inc.("Host"). The leased properties are operated as "Sleep Inns" and "Super 8" hotels; are located in Florida, Illinois, Missouri, Kentucky, and Mississippi; and aggregate 450 rooms.

In August 1998, the Company refinanced three 40-room hotel properties. The new mortgage notes bear interest at 8.25% and are amortized over twenty years; replacing floating rate notes which had relatively shorter maturities. In September 1998, the Company refinanced its Daytona hotel property. The new mortgage note bears interest at 8.5% and is amortized over twenty years; replacing a note which was to be due in April 1999. The four new notes totaled $4,885,000 and after satisfaction of the old notes and issuance costs, the Company netted proceeds of approximately $375,000 in addition to locking in long-term fixed rate financing on these four properties.

In 1998, the Company began a program of divesting its older less profitable hotel properties. During the first nine months of 1998, five leasehold interests in hotel properties were sold for an aggregate gain of approximately $820,000.


RESULTS OF OPERATIONS

Periods ended September 30, 1999 and 1998

The pretax impact of the Orlando hotel sale is reflected in other income for the nine month period ended September 30, 1999. In connection with the transaction, other income includes franchise termination fees of approximately $640,000 and management termination fees of approximately $605,000. Other income also includes approximately $3 million which represents the Company's share of the pretax gain on sale net of termination fees to others, cost accruals, and minority interest's share of the gain. Other income in the 1999 nine month period also includes the $300,000 valuation charge relating to the Texas hotel properties. Other income in all periods presented also includes the gains relating to the sales of leasehold interests in hotel properties described above.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the nine months ended September 30, 1999 and 1998 amounted to $7,020,783 and $3,618,221, respectively. EBITDA for the three months ended September 30, 1999 and 1998 amounted to $1,542,309 and $1,752,624, respectively. Excluding the impact of the property transactions described in the preceding paragraph, EBITDA for the 1999 three and nine month periods amounted to $1,389,174 and $2,758,040, respectively, versus $1,167,510 and $2,755,656, respectively for the same periods in 1998. During the first half of 1999, a decline in revenue and operating profit occurred in the Company's older leasehold properties which are held for sale. Also, the Company's Orlando hotel experienced a second quarter operating profit decline of approximately $125,000 attributable to a decline in convention center business. The first half of 1999 EBITDA was also negatively impacted by new property openings which take time to ramp up to normal profit levels.




Excluding the impact of the property transactions, 1999 third quarter EBITDA increased by $221,664 versus the same period in 1998. This is primarily attributable to increases in franchise and management fee revenues resulting from the increases in the number of franchised and managed hotel properties.

Hotel revenues and operating profits for the three months ended September 30, 1999 amounted to $6,901,554 and $1,411,044, respectively, versus $7,799,274 and
$1,718,795 in 1998. These reductions result from the sale of the older, less profitable hotel properties. The properties sold were generally profitable in the third quarter and marginally profitable or unprofitable during the remaining nine months of each year.

The properties presently owned or leased by the Company are subject to a significant amount of seasonal fluctuation. Most of the properties are profitable during the third quarter and will generally not be profitable during the fourth quarter. On an annual basis, all properties are expected to satisfy their debt, rent, and other cash obligations in addition to providing the Company with management and/or franchise fees.

Franchising profits increased over $600,000 due to the Orlando termination fees. Franchising profits for the remainder of 1999 and beyond are expected to further increase as a result of additional franchise property openings and a reduction in payroll relating to the resignation of an executive officer.

Interest income increased during the three and nine month 1999 periods due to increases in the notes receivable portfolio resulting from the 1998 and 1999 leasehold interest sales. Other operating and administrative expenses in 1999 are comparable to 1998 amounts and in line with management expectations.

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


YEAR 2000 ISSUES

The following information is being provided as a Year 2000 Readiness Disclosure Statement, as is subject to the provisions of the Year 2000 Information and Readiness Disclosure Act.

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

Based on the Company's assessments and available information, the Company believes that its cost to ensure Year 2000 compliance will not exceed $100,000. As of October 31, 1999 the Company had incurred approximately $32,000 related to Year 2000 assessment, remediation and testing. The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not completed timely, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with guests, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities, including, but not limited to, the Company's third party vendors and service providers and its guests, will not have a material adverse impact on the Company's systems or results of operations. The Company has not engaged an independent expert solely to assist in its Year 2000 efforts. However, when installing new software, the Company requires year 2000 compliance assurances from its vendors.

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

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

During 1999, the Company temporarily suspended payments of Series A preferred stock dividends due to liquidity requirements created by the seasonal aspects of the Company=s hotel operations. Such preferred dividends are cumulative and would be required to be paid prior to any distributions to common shareholders. As of September 30, 1999, a total of $130,625 of Series A preferred dividends were in arrears.

On August 23, 1999, the Registrant issued 65,378 unregistered shares of its $.01 par value common stock to the members (Aaccredited investors@) of Quality Lodging, LLC. Such shares were issued as partial consideration for the Registrant=s purchase and assignment of hotel management agreements relating to nine hotel properties. The consideration received by the Registrant was estimated to have a fair market value equal to the fair market value of the shares issued.

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





                          Buckhead America Corporation
                                  (Registrant)



Date:    November 12, 1999                /s/Douglas C. Collins
                                          --------------------------------------
                                          Douglas C. Collins
                                          President and Chief Executive Officer




Date:    November 12, 1999                /s/Robert B. Lee
                                          --------------------------------------
                                          Robert B. Lee
                                          Senior Vice President and
                                          Chief Financial Officer