Form 10KSB
period 1999-12-31
BUCKHEAD AMERICA CORP
filed 2000-03-30
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended  December 31, 1999

   [  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
                  For the transition period from ___________ to _______________
                  Commission file number 0-22132

                          BUCKHEAD AMERICA CORPORATION
                 (Name of small business issuer in its charter)

           Delaware                                      58-2023732
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


               7000 Central Parkway, Suite 850, Atlanta, GA 30328
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number.    (770) 393-2662

Securities registered pursuant to Section 12(b) of the Act:

             None                                        None
    (Title of each class)            (Name of each exchange on which registered)
incorporation or organization)

                              Securities registered
                        under Section 12(g) of the Act:

                  Common stock, par value $.01 (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___ No ______

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

     State issuer's revenues for its most recent fiscal year. $ 32,298,598

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of February 29, 2000: $ 6,049,643

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 29, 2000:Common Stock, par value $.01 - 2,029,313 shares outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

     No documents which are required to be listed under this caption are incorporated by reference.

     Transitional Small Business  Disclosure Format (Check one):
     Yes _____; No ___X___

1217939v1

                                     PART I


Item 1.  Description of Business.

BUSINESS DEVELOPMENT

     Form and Year of Organization. Buckhead America Corporation ("Buckhead" or the "Company") and most of its wholly-owned subsidiaries were incorporated in Delaware on December 17, 1992. Other subsidiaries were subsequently created or purchased, generally for the purpose of acquiring assets. Unless the context otherwise requires, references to the Company herein include the Company and its subsidiaries.

     Material Purchases and Sales of Significant Assets. Prior to 1997, the Company purchased and sold various assets; primarily hotels, mortgage notes secured by hotels, hotel franchising rights, and other hospitality related assets. As of December 31, 1996, the Company owned seven hotels, primarily limited service, four of which were managed by the Company, including a 150-room hotel in Orlando, Florida (the"Orlando Hotel") owned by a partnership in which the Company held a 55% interest. The Company also owned the rights to franchise and license Country Hearth Inns, a modernized bed and breakfast hotel concept. As of December 31, 1996, nineteen Country Hearth Inns were open, six of which were Company owned.

     In May 1997, the Company completed its acquisition of The Lodge Keeper Group, Inc. of Prospect, Ohio ("Lodge Keeper"). Lodge Keeper operated 18 hotels under long-term leases, held management contracts on six Country Hearth Inn hotels and owned a 186-room independent extended-stay hotel. Simultaneously, Lodge Keeper assumed the management responsibilities of the four hotels previously owned by the Company.

     In September 1997, the Company completed its acquisition of Hatfield Inns, LLC. ("Hatfield"). The acquisition included eight 40-room hotel properties located in Kentucky and Missouri . All eight properties were converted to operate as Country Hearth Inns and are managed by Lodge Keeper. The acquisition also included the plans and design rights which the Company has used for the development and construction of additional properties.

     In December 1997, the Company entered into long-term leases with Host Funding, Inc. ("Host") on two of the already managed Country Hearth Inn hotels.

     In May 1998, the Company acquired a 121-room hotel in Norcross, Georgia (the "Norcross Hotel"). The hotel is managed by Lodge Keeper and was operated as a Best Western - Bradbury Suite until December 1999 at which time it was converted to a Country Hearth Inn.

     In June 1998, the Company entered into leases for seven additional hotel properties owned by Host. The hotel properties are operated under Super 8 (4) and Sleep Inn (3) license agreements and are managed by Lodge Keeper.

     During 1998, the Company sold eight leasehold interests in hotel properties which had been acquired with the Lodge Keeper acquisition. During 1999, the Company sold four more leasehold interests in hotel properties which had been acquired with the Lodge Keeper acquisition.

     In June 1999, the Company sold the Orlando Hotel to Orange County, Florida to make way for the planned expansion of the Orange County Convention Center. The Company continues to operate the property under a lease agreement which expires in January 2001.

     From 1994 through 1999, the Company expanded its Country Hearth Inn franchising operations by developing updated prototype hotels, implementing a franchise sales and marketing plan, and establishing a centralized room reservation system. The Company is licensed to sell Country Hearth Inn hotel franchises in 50 states. Presently, 49 Country Hearth Inns are open and operating in 13 states, 24 of which are Company owned or leased.

     In addition to the Company owned and leased properties described above, Lodge Keeper manages 19 other hotel properties which operate under various brand names, including five Country Hearth Inns.


BUSINESS

     Principal Products and Services. The Company operates in the hospitality industry and its principal holdings include hotels, leasehold interests in hotels, loans and other investments secured by hotels, franchising rights, hotel management contracts and other related assets. Its principal product is the Country Hearth Inn mid-priced hotel chain which the Company acquired in May 1994. The primary activities of the Company involve the expansion of the Country Hearth Inn chain, limited-service hotel management, and development/acquisition/sale of hotel properties. Expansion of the Country Hearth Inn chain has been effected through direct acquisition and conversion of existing hotels, new construction, and through franchise sales. Additionally, the Company manages 53 hotels, 34 of which are Company owned or leased. For certain further information about the Company's hotels, see Item 2. Description of Property."

     Segments. The Company conducts recurring operations in three segments of the limited-service hotel industry - hotel franchising, hotel management, and hotel operations. The company generates additional revenues and results of operations from hotel development activities.

     Hotel franchising involves the selling and servicing of rights and licenses comprising the Country Hearth Inn lodging system. Revenues include initial fees and continuing royalty, marketing and reservation fees from Company owned and leased hotels and from unaffiliated customers. Continuing fees are based on each franchised hotel's room revenues.

     Hotel management involves the oversight of day-to-day hotel operations and accounting for limited-service and some full-service hotels. Revenues include continuing fees from Company owned and leased hotels and from unaffiliated customers. Continuing fees are based on each managed hotel's revenues.

     Hotel operations involves the operations of Company owned and leased hotels. Revenues are generated from unaffiliated hotel guests. Hotel operations also includes the Company's share (equity method) of unconsolidated partnerships which also operate hotels and the minority interests share of consolidated partnerships' results which are included in hotel operations.

     Hotel development activities involves the development and construction or purchase of existing hotel properties and subsequent sale thereof along with related activities such as servicing notes receivable generated from sales. Corporate activities are generally administrative and also include all interest income and expense which does not specifically relate to other segment operations.

     Franchise and management fees are charged to Company owned and leased hotels at the same rates as charged to unaffiliated customers.

     Brands. The Company's owned and leased properties as of December 31, 1999 operate under the brand names of Country Hearth Inn (25), Super 8 (4), Sleep Inn
(3), Travelodge (2), Days Inn (1), and unbranded (1). Additionally, the Company, through Lodge Keeper, manages other hotels which operate under other brand names, including Holiday Inn, Ramada Inn, Suburban Lodge, Villager, Best Western, and others.

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

     Research  and  Development.  During  1999  and 1998  the  Company  invested approximately $28,000 and $42,000, respectively, in market studies, environmental studies, and other feasibility analyses relating to potential hotel acquisitions and development.

     Environmental Compliance. The Company's operations and maintenance policies and procedures at each owned, leased, or managed property include policies and procedures regarding environmental compliance. The costs of such compliance is not significant.

     Employees. As of February 29, 2000, the Company had 801 employees in the aggregate, including nine full-time and four part-time corporate employees and 355 full-time and 433 part-time hotel employees. Four full-time hotel employees are employed under a collective bargaining agreement.

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



Item 2.  Description of Property.

CORPORATE OFFICES

     The Company's corporate headquarters are located at 7000 Central Parkway, Suite 850, Atlanta, Georgia. The Company leases approximately 4,900 square feet as its corporate headquarters. The lease term extends through December 2002 at an annual rate of approximately $96,600. The Company believes its headquarters are adequate for its current needs.

     Hotel management and accounting functions are conducted by Lodge Keeper which operates in leased office space located in Prospect, Ohio. The Lodge Keeper leased space includes approximately 16,800 square feet and extends through November 2006 at an annual rate of approximately $60,000. The Company believes that these offices are adequate for its current needs and provide room for moderate expansion.

OWNED REAL PROPERTIES

     Land. As of February 29, 2000, the Company owned five parcels of undeveloped and unencumbered land, with an aggregate book value of $200,889. All of such parcels are held for sale.

     Owned and Leased Hotel Properties. The following table sets forth certain 1999 information for each of the Company's owned and leased hotels:


                                                                                                 Revenue
                                                                      Average       Average        per
                                    No. of     Year       Year       Occupancy       Daily      Available       Total
           Properties               Rooms     Built     Acquired      Rate(a)       Rate(a)     Room (a)     Revenue(b)
---------------------------------- --------- --------- ----------- -------------- ------------ ------------ --------------
Days Inn
 Daytona, FL                         180       1972       1993         40.7%      $53.86       $21.94          $1,920,054
---------------------------------- --------- --------- ----------- -------------- ------------ ------------ --------------
Country Hearth Inn
 Orlando, FL                         150       1985       1995         76.7%      $69.13       $53.02          $3,466,067
---------------------------------- --------- --------- ----------- -------------- ------------ ------------ --------------
Country Hearth Inn
  Mason, OH                           93       1997       1999         46.9%      $70.28       $32.96          $1,189,158
---------------------------------- --------- --------- ----------- -------------- ------------ ------------ --------------
Country Hearth Inn
  Atlanta, GA                         82       1971       1996         57.3%      $58.88       $33.74          $1,074,621
---------------------------------- --------- --------- ----------- -------------- ------------ ------------ --------------
Rural Gold Country Hearths (14)              1993-1999 1997-1999
in GA, KY, MO, OH                     559                              53.0%      $48.60       $25.76          $4,752,275
 KY, MO, OH, GA
---------------------------------- --------- --------- ----------- -------------- ------------ ------------ --------------
St. Louis NW Inn                             1964-1968
 St. Louis, MO                       186                  1997         92.5%      $21.34       $19.74          $1,373,360
---------------------------------- --------- --------- ----------- -------------- ------------ ------------ --------------
Host Funding Leases (8) in                   1985-1993 1997-1998
 FL, MS, KY,  MO, IL,  IN             565                              56.2%      $46.83       $26.32          $5,643,244
---------------------------------- --------- --------- ----------- -------------- ------------ ------------ --------------
Other Leased Properties (4)                  1968-1975
   in OH                              262                 1997         43.0%      $50.16       $21.57          $2,150,504

                                    12126    1987         1998         50.1%      $53.36       $26.74          $5,643,244

                                     2262    1985-1993                                                           $906,628
---------------------------------- --------- --------- ----------- -------------- ------------ ------------ --------------
Travelodge
 Coshocton, OH                        50       1974       1997         45.1%      $38.47       $17.35         $   324,553

                                    61450    1985-1993    1998         63.2%      $47.68       $30.12          $4,695,328

                                                       1997-1998
---------------------------------- --------- --------- ----------- -------------- ------------ ------------ --------------
Properties Held for Sale (4)                 1967-1987 1995-1998
   in GA & TX                        291                               43.0%      $50.16       $21.57          $2,571,345
---------------------------------- --------- --------- ----------- -------------- ------------ ------------ --------------
Other (c)                                                                                                      $1,421,413
---------------------------------- --------- --------- ----------- -------------- ------------ ------------ --------------
   Total                                                                                                      $25,886,594
---------------------------------- --------- --------- ----------- -------------- ------------ ------------ --------------

     (a) Statistical information represents full year of operation.

     (b) Total revenue represents revenues earned during ownership period.

     (c) Represents revenues earned from properties prior to their sale in 1999.

     Daytona Hotel. The Company owns a 180-room Days Inn hotel in Daytona, Florida (the "Daytona Hotel") which was acquired by the Company in March 1993. The hotel secures a mortgage note with a December 31, 1999 balance of $2,242,162 which bears interest at 8.5% and is due in monthly installments of $19,960 until October 2018.

     The market for comparable rooms is extremely competitive due to the large number of hotels/motels in the Daytona area. The area does benefit, however, from certain event related demand peaks. Average room occupancy and average daily rate during 1999 was 40.7% and $53.86, respectively.

     Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property. Property taxes in 1999 were approximately $62,000.

     Orlando Hotel. In May 1995, the Company acquired the majority ownership (55%) in a partnership which owned a 150-room hotel in Orlando, Florida (the "Orlando Hotel"). The hotel was immediately converted to operate as a Country Hearth Inn which it presently continues to operate as. During 1998 and 1999, the Company purchased additional interests in the partnership and as of December 31, 1999 held an approximate 73% interest.

     In June 1999, the Company sold the Orlando Hotel to Orange County, Florida to make way for the planned expansion of the Orange County Convention Center. The Company continues to operate the property under a lease agreement which initially expires in January 2001. The rent obligation under the initial term is nominal. Orange County, the lessor, may grant an extension to the lease for rent of approximately $30,000 per month. The Company is not obligated to accept such extension.

     The market for hotel rooms in Orlando is extremely competitive due to the multitude of properties in the area. The Orlando Hotel does benefit from the large number of local attractions and from the Orlando Convention Center activities. The hotel is positioned as a lower priced alternative property situated among mega-room high rises. Occupancy and room rates in 1999 averaged 76.7% and $69.13, respectively.

     Environmental programs are continuously ongoing and the Company believes adequate funds are available for these purposes. Renovation programs have been scaled back due to the impending demolition of the property. In the opinion of management, the property is adequately covered by insurance and is suitable and adequate for its present use. Property taxes in 1999 were approximately $126,000.

     Mason Hotel. The 93-room Country Hearth Inn in Mason, Ohio (the "Mason Hotel") was constructed in 1996 and 1997 and opened in June 1997. The Company's investment in the partnership which owns the hotel increased from 27.5% to 44.5% in May 1997 in connection with the Lodge Keeper acquisition.

     The property is subject to a first mortgage loan which was refinanced in 1999. The new loan with a December 31, 1999 balance of $2,508,827, bears interest at 8.53%, and is due in monthly installments of $23,490 through October 2001, at which time the remaining balance is due. The partnership also has notes payable to certain partners including $237,151 to the Company and $266,463 to a minority partner as of December 31, 1999. The note to the minority partner bears interest at 8.53% and is due in monthly installments of $3,326 through November 2009.

     The property is positioned to compete with existing low and moderately priced hotel properties in the area. It is adjacent to and visible from a major interstate highway in a highly developed commercial and retail area. Occupancy and room rates in 1999 averaged 46.9% and $70.28, respectively.

     Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property. Property taxes in 1999 were approximately $47,000.

     Atlanta Hotel. In March 1996, the Company acquired an 82-room hotel in Atlanta, Georgia (the "Atlanta Hotel"). During the latter half of 1996, the hotel was renovated and refurbished for conversion to operate as a Country Hearth Inn which it presently continues to operate as. The Atlanta Hotel secures a first mortgage loan with a December 31, 1999 balance of $2,039,452. The loan bears interest at 9.5% and requires monthly payments of $20,350 until August 2016.

     The market for hotel rooms in Atlanta is extremely competitive due to the multitude of properties in the area. The hotel is positioned as a moderately priced property targeted primarily at business travelers. Occupancy and room rates averaged approximately 57.3% and $58.88 during 1999.

     Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property. Property taxes in 1999 were approximately $59,000.

     Rural Gold Country Hearths. In September 1997, the Company acquired eight 40-room hotel properties located primarily in smaller communities of Kentucky
(5) and Missouri (3). All eight were converted to Country Hearth Inns which they presently continue to operate as. During 1998 and 1999 three additional
Company-owned 40-room Country Hearth Inns were constructed and opened in Kentucky(2) and Ohio(1).

     These eleven wholly-owned properties (the owned "Rural Gold Country Hearths") secure first and second mortgage notes payable with December 31, 1999 balances aggregating $9,829,982. Three of the mortgage notes with aggregate December 31, 1999 balances of $2,974,040 bear interest at prime plus 1%, require aggregate monthly payments of $32,916, and mature at various dates through 2015. The remaining mortgage notes bear interest at rates ranging from 8.25% to 9.18%, require aggregate monthly payments of $64,130, and mature at various dates through 2018.

     The Company also operates three 40-room properties in Georgia (the leased "Rural Gold Country Hearths") under long term triple-net lease agreements. Each lease has an initial term of 15 years and options for up to an additional 15 years. Each lease requires annual base rent of $150,000 and provides for additional percentage rent based on hotels revenues over certain levels.

     The Rural Gold Country Hearths are generally limited service 40-room interior corridor properties located in smaller communities where they enjoy limited competition in their selected markets. Occupancy and room rates in 1999 averaged approximately 53.0% and $48.60, respectively.

     Differences between personal property financial reporting asset bases and federal tax bases are not significant. Federal tax bases of owned real property are approximately $2.4 million less than financial reporting asset bases. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property. Aggregate property taxes in 1999 were approximately $146,000.

     St. Louis NW Inn. The Company acquired the 186-room Northwest Inn in St. Louis, Missouri (the "NW Inn"), as part of the May 1997 Lodge Keeper acquisition. The property is an extended-stay facility which is positioned to compete with existing low priced extended-stay properties in the area. It will also compete with new extended-stay properties presently under development in the area. Occupancy and room rates in 1999 averaged approximately 92.5% and $21.34, respectively.

     The property secures a first mortgage loan with a December 31, 1999 balance of $1,709,307. The loan bears interest at 8.5% and requires monthly payments of $13,178 until February 2004.

     Differences between personal property financial reporting asset bases and federal tax bases are not significant. Federal tax bases of real property are approximately $1.7 million less than financial reporting asset bases. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property. Property taxes in 1999 were approximately $84,000.

     Host Funding Leases. During 1997 and 1998, the Company, in two separate transactions, entered into long term lease agreements for four Super 8 Motels, three Sleep Inns, and two Country Hearth Inns owned by Host Funding, Inc. ("Host"). One of the Country Hearth Inn leases was terminated in 1999. The leased properties (the "Host Funding Leases") are located in Florida, Mississippi, Missouri, Illinois, Kentucky, and Indiana. Lease terms are for fifteen (15) years with two extension options of five years each, and provide for contingent payments based on a percentage of revenues. Base rents for the eight properties aggregates $2,246,841 per year. Host is responsible for property taxes and capital expenditures.

     The leased properties are generally located along highways and interstates and compete with similarly situated budget properties. Seven of the eight leases provide for reductions in base rent as a result of additional competition. Occupancy and room rates in 1999 averaged 56.2% and $46.83, respectively.

     Other Leased Hotels. In addition to the Rural Gold Country Hearths and Host lease properties described above, the Company leases four other limited-service hotels which are located in Ohio (the "Other Leased Hotels"). Three properties operate as Country Hearth Inns and one as a Travelodge. Lease terms range from 10 to 30 years with options to renew at varying terms. Certain of the leases provide for contingent payments based upon a percentage of revenues. Base rentals on the four properties aggregates $268,747.

     The Other Leased Hotels are generally located along highways and interstates and compete with similarly situated budget properties. Occupancy and room rates in 1999 averaged 43.0% and $50.16, respectively. Aggregate property taxes in 1999 were approximately $87,000.


     Coshocton Hotel. The Company acquired fee-simple interest in the 50-room Travelodge in Coshocton, Ohio (the "Coshocton Hotel") in September 1998. The hotel was previously operated by the Company under a lease agreement. The Coshocton Hotel secures a mortgage note with a December 31, 1999 balance of $675,319 which bears interest at 8.75% and requires monthly payments of $7,009 until December 2013.

     The Coshocton Hotel is an older limited service 50-room interior corridor property located in an area which is facing new competition in its market. Occupancy and room rates in 1999 averaged approximately 45.1% and $38.47, respectively.

     Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property. Property taxes in 1999 were approximately $7,000.

     Properties Held for Sale. As of December 31, 1999, the Company owned four hotel properties which were being marketed for sale (the "Properties Held for Sale"). Two properties are located in Texas and two in Georgia.

          Wharton, TX. This 40-room Country Hearth Inn was sold in January 2000. A portion of the proceeds was used to payoff a $600,000 mortgage note. Occupancy and room rates in 1999 averaged approximately 47.9% and $51.21, respectively.

          Angleton, TX. This 40-room Country Hearth Inn secures a mortgage note with a December 31, 1999 balance of $1,073,147. Occupancy and room rates in 1999 averaged approximately 56.2% and $47.30, respectively.

          Dalton, GA. This 90-room Country Hearth Inn secures two mortgage notes with a combined December 31, 1999 balance of $1,235,772. Occupancy and room rates in 1999 averaged approximately 63.8% and $26.76, respectively.

          Norcross, GA. This 121-room Country Hearth Inn secures a mortgage note with a December 31, 1999 balance of $3,709,761 and is presently under contract for sale. No assurances can be made that such transaction will close. Occupancy and room rates in 1999 averaged approximately 54.1% and $42.78, respectively.

     Differences between financial reporting asset bases and federal tax bases are not significant. Straight-line depreciation methods are used based on useful lives of 40 years for depreciable real property and 5-10 years for all other depreciable property. Property taxes in 1999 aggregated approximately $117,000.

     Unless otherwise indicated, renovation and environmental programs are continuously ongoing at all Company owned and leased hotels and management believes adequate funds are available for these purposes. In the opinion of management, the properties are adequately covered by insurance and are suitable and adequate for their present use.

INVESTMENT POLICIES

     Most of the Company's initial real estate holdings were principally hospitality related. Asset acquisitions since inception have also been predominately hospitality related and made for the primary purpose of generating additional income. Further, management's experience and expertise is in the hospitality business. Accordingly, the Company has determined that it will primarily seek out investments in the hospitality industry. In that regard, the Board of Directors has determined that the Company will focus upon investments in hospitality related companies with income growth potential. Such investments could take the form of (a) hotel property purchases, (b) hotel mortgage purchases, (c) hotel mortgage servicing, (d) hotel management and/or (e) hotel franchising. The Board of Directors has not set any limitations on the percentage of assets which may be invested in any one investment. These policies may be changed without a vote of security holders.


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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol: BUCK.

     The following table presents the high and low sales prices for the Common Stock for each quarter of 1998 and 1999.

                                                             ($ Per Share)
                                                             -------------
                                                              High    Low
                                                             -------------

         Quarter ended March 31, 1998                         7.88    6.00
         Quarter ended June 30, 1998                          7.75    6.50
         Quarter ended September 30, 1998                     7.50    5.38
         Quarter ended December 31, 1998                      6.75    4.75
         Quarter ended March 31, 1999                         6.12    4.25
         Quarter ended June 30, 1999                          6.50    4.75
         Quarter ended September 30, 1999                     6.12    5.50
         Quarter ended December 31, 1999                      6.00    5.37

     The sales price amounts have been supplied by The Nasdaq Stock Market and do not include retail mark-up, mark-down, or commission and may not represent actual transactions.

HOLDERS

     As  of  February  29,  2000,   the  Company   estimates   that  there  were
approximately 1,100 beneficial holders of its Common Stock.

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

     During 1999 and 1998, the Board of Directors declared dividends of $163,750 and $300,000 respectively, on the Series A Preferred Stock. As of December 31, 1999, there was $136,250 of cumulative preferred dividends in arrears. The holders of the Series A preferred stock have agreed to forgive the cumulative preferred dividends in arrears in exchange for the settlement of certain claims the Company has against them in connection with the acquisition.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

     The Company has continued its expansion of the Country Hearth Inn lodging system. The number of Country Hearth Inns open increased by eight in 1998 and by 12 in 1999 bringing the total number of properties open to 49. An additional 26 properties are in various stages of development; most of which are expected to open within the next 12 months. Included in these numbers are 18 "Rural Gold" properties open at the end of 1999, up from 11 at the end of 1998. The "Rural Gold" properties are the interior corridor 40-room properties designed for smaller communities which have historically been overlooked by the lodging industry.

     The Company also has continued expansion of its hotel management business through it's wholly-owned subsidiary, The Lodge Keeper Group, Inc. ("Lodge Keeper"). In addition to managing 34 Company owned or leased properties, Lodge Keeper manages 19 other properties for third parties which operate under numerous national brand names. Additionally, Lodge Keeper has executed agreements for the management of three more hotels yet to be constructed. Total properties managed increased to 53 as of the end of 1999, up from 40 in 1998.

     In June 1999, the Company completed the sale of the Country Hearth Inn located in Orlando, Florida for $13.5 million. The Company held an approximate 59% interest in the partnership which owned the hotel in addition to holding franchise and hotel management contracts relating to the operation of the property. After retirement of an approximate $4.4 million first mortgage loan, payment of certain fees, costs, bonuses, and minority interest shares, the Company's share of net proceeds was approximately $5.5 million. After distributions to minority interest partners of approximately $3.2 million, the Company began soliciting for additional partnership units and the Company has purchased an additional 14% of the partnership. The Company has no obligation to continue to operate the property, but plans to continue to operate the hotel under an agreement with Orange County, Florida (the purchaser) until January 2001 at which time the property is to be demolished to make way for expansion of the Orange County Convention Center.

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

     The Company sold its leasehold interests in four hotel properties during 1999 resulting in aggregate gains of approximately $500,000. These sales represent a continuation of the Company's previously announced desire to divest itself of older properties.

     In July 1999, the Company completed the sale of one of its three 40-room hotel properties in Texas. A second of these properties was sold in January 2000 and the third property remains held for sale. Operating profit contribution from these hotels has not been significant. Management has estimated the losses on sales of these three properties to aggregate approximately $300,000. Such loss was recognized in the second quarter of 1999 by the recording of a provision for impairment.

     The Company holds a 44.5% interest in a partnership which owns a 93-room Country Hearth Inn in Mason, Ohio. Due to an increase in effective control, the Company consolidated the partnership in its 1999 financial statements. As a result of the consolidation, the Company's property and equipment increased by approximately $4 million and notes payable by approximately $3 million. During 1999, the Company loaned the partnership approximately $240,000 which, along with $268,000 from another partner, was used to reduce the first mortgage obligation on the hotel.

     Capital expenditures during 1999 aggregated approximately $3 million and mostly related to two new Company owned Country Hearth Inns in Eddyville, Kentucky and Washington Courthouse, Ohio. Approximately $1.5 million of such expenditures was funded by construction loan commitments and the remainder was funded by working capital and the Company's line of credit.

     During the first half of 1999, the Company drew down $1 million on its bank line of credit in order to fund working capital needs and construction commitments. Also, the Company temporarily suspended payment of dividends on its Series A preferred stock. As has been previously disclosed, the Company's hotel operations are highly seasonal. Historically, the Company's hotel revenues and operating profits have been stronger during the second and third quarters as opposed to the first and fourth quarters. Management expects this trend to continue. The line of credit was fully repaid in July from a portion of the proceeds from the Orlando hotel sale. The Company also resumed payment of Series A preferred dividends. The Company does not presently have a line of credit arrangement and does not expect to need such within the next year.

     The Company continued to acquire interests in hotel properties during 1998. The most significant transaction was the purchase of leasehold interests in seven hotel properties owned by Host Funding, Inc. ("Host"). The properties operate as Sleep Inn (3) and Super 8 (4) hotels. The leasehold interests were purchased in June 1998 for an aggregate purchase price of approximately $1.3 million, including approximately $500,000 in cash, $400,000 of Company common stock, and $400,000 of notes payable. The Company committed to expend approximately $400,000 for renovations and other improvements to the properties for which it would receive dollar for dollar credits against its notes payable to Host. Such expenditures were completed during 1999. The Company had previously leased two Country Hearth Inns owned by Host; such transactions having been completed in October 1997. During 1999, one of the Country Hearth Inn properties was sold and the lease terminated.

     The Company also acquired a 121-room hotel in Norcross, Georgia which was operated as a Best Western-Bradbury Suite. The acquisition was completed in May 1998 for an aggregate purchase price of approximately $4 million, including cash of approximately $200,000 and an assumed mortgage note payable of approximately $3.8 million. During 1999, the property was converted to a Country Hearth Inn and marketed for sale. The hotel is presently under contract for sale; no assurances can be made that such transaction will close.

     In September 1998, the Company acquired a 50-room hotel property in Coshocton, Ohio for approximately $725,000. The property is operated under a Travelodge license agreement. The Company had previously held a leasehold interest in the property. The purchase price was partially financed by a $600,000 mortgage note which was later paid off with the proceeds from a new $700,000 mortgage note.

     The Company completed construction of a 40-room hotel in Nicholasville, Kentucky which opened in September 1998 and began construction on the 40-room property in Eddyville, Kentucky which opened in March 1999. Construction of both of these properties was partially financed by construction loans ($1 million each) from a local bank and by purchase money notes to the land sellers for an aggregate of $225,000.

     During 1998, the Company completed significant renovations on three leased hotels in Ohio which were converted to operate as Country Hearth Inns. Also, eight 40-room hotel properties which had been acquired in 1997 were converted to operate as Country Hearth Inns. These were the original "Rural Gold" properties.

     In the aggregate, the Company spent approximately $6 million on capital expenditures during 1998 in addition to approximately $900,000 on the Host lease acquisition and renovation expenditures. Proceeds from notes payable of approximately $3 million during 1998 partially financed these expenditures. The remaining proceeds from the Company's December 1997 sale of $5 million of convertible debentures provided the additional funds needed.

     Another source of funds during 1998 was the sale of certain leasehold interests. The Company had previously announced its intention to divest its investments in older less profitable hotel properties. During 1998, the Company sold eight of its leasehold interests in hotel properties which resulted in gains of approximately $1.6 million. The operating profit contribution from these properties was not significant.

     The Company's balance sheet at December 31, 1999 includes a deferred tax asset of $2,788,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the Company during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in determining whether a valuation allowance is necessary. Although no assurances can be made, realization of the Company's deferred tax assets should occur if the Company generates approximately $7.1 million of taxable income over the next 7 to 19 years.


RESULTS OF OPERATIONS

     The Company conducts recurring operations in three segments of the limited-service hotel industry - hotel franchising, hotel management, and hotel operations. The company generates additional revenues and results of operations from hotel development activities.

     Hotel franchising involves the selling and servicing of rights and licenses comprising the Country Hearth Inn lodging system. Revenues include initial fees and continuing royalty, marketing and reservation fees from Company owned and leased hotels and from unaffiliated customers. Continuing fees are based on each franchised hotel's room revenues.

     Hotel management involves the oversight of day-to-day hotel operations and accounting for limited-service and some full-service hotels. Revenues include continuing fees from Company owned and leased hotels and from unaffiliated customers. Continuing fees are based on each managed hotel's revenues.

     Hotel operations involves the operations of Company owned and leased hotels. Revenues are generated from unaffiliated hotel guests. Hotel operations also includes the Company's share (equity method) of unconsolidated partnerships which also operate hotels and the minority interests share of consolidated partnerships' results which are included in hotel operations.

     Hotel development activities involves the development and construction or purchase of existing hotel properties and subsequent sale thereof along with related activities such as servicing notes receivable generated from sales. Corporate activities are generally administrative and also include all interest income and expense which does not specifically relate to other segment operations.

     Franchise and management fees are charged to Company owned and leased hotels at the same rates as charged to unaffiliated customers and are eliminated in consolidation.

     Hotel franchising revenues and income before taxes amounted to $2,141,373 and $901,020, respectively, in 1999, as compared to $1,320,327 and $14,046, respectively, in 1998. The 1999 results include termination fees of $640,895 from the Orlando hotel sale transaction. The remaining increases in revenues and profits are attributable to the previously discussed increases in the number of Country Hearth Inns opened in 1998 and 1999. Revenues also include fees from Company owned or leased hotels of $809,624 in 1999 and $621,119 in 1998. Management's continued goal is the expansion of the Country Hearth Inn chain due to the high profit margins on incremental franchise revenues.

     Hotel management revenues and income(loss) before taxes amounted to $2,324,275 and $451,908, respectively, in 1999, as compared to $1,193,417 and
$(593,398), respectively, in 1998. The 1999 results include termination fees of $604,220 from the Orlando hotel sale transaction. The remaining increases in revenues and profits are attributable to the previously discussed increases in the number of properties managed. Revenues also include fees from Company owned or leased hotels of $992,252 in 1999 and $968,963 in 1998. The largest increase in recurring, non-eliminating revenues in 1999 occurred in the hotel management segment. This is attributable to a significant increase in the number of hotels managed for unaffiliated third parties. Management believes that a solid base of managed properties has been established and that incremental management revenues from additional management contracts will provide relatively high profit margins. The Company has significantly increased its marketing efforts in 2000 with a goal of the attainment of additional third party hotel management contracts. Further, Lodge Keeper has enhanced its competitiveness in seeking additional contracts as a result of the increase in the number of nationally recognized brands which it manages.

     Hotel revenues  amounted to  $25,886,594  in 1999 and  $25,720,086 in 1998.
Hotel earnings before interest, taxes, depreciation and amortization ("EBITDA") declined from $4,539,531 in 1998 to $4,257,365 in 1999. As previously discussed, the Company has purchased and sold numerous properties during 1998 and 1999. The changes specified above are mostly attributable to those transactions. However, the Company did experience declines in revenue per available room ("REVPAR") at several of its owned or leased properties. These declines are primarily attributable to new properties being opened in our markets. A notable exception to this is the Company's "Rural Gold" properties which generally enjoyed increases in REVPAR and EBITDA. Management continues to believe in the "Rural Gold" concept and intends to commit additional resources to its growth.

     Management views hotel operations as a less profitable, but necessary, segment to support development and franchising activities. Growth of the Country Hearth brand has been partially effected through development activities which result in hotel ownership. Until hotel properties are eventually sold, the operations of the hotels impact the results of the Company. Margins on hotel revenues are not as profitable as the fee based segments (franchising and management). However, in order to grow the fee based segments, the Company has had to invest in hotel operations assets. Note that owned and leased hotel operations contributed $1,801,876 in 1999 and $1,590,082 in 1998, to the fee based segments. Management continues to believe that development activities which result in hotel or leasehold ownership will be necessary to enhance the growth of the fee based segments.

     Other non-segment related expenses in 1999 such as non-mortgage related interest expense and corporate expenses were comparable to 1998 and in line with management expectations. Development related revenues in 1999 primarily consisted of gains on property sales of $3,214,110. These gains resulted from the Orlando hotel sale and the sale of leasehold interests previously discussed. The 1999 gains amount is net of the provision for impairment recognized by the Company relating to properties held for sale. 1998 results included gains of $1,648,894 from the leasehold sales. Investment income increased from $201,334 in 1998 to $495,531 in 1999 primarily as a result of the notes receivable generated from the leasehold sales.

     Other  income  in  1999  and  1998   amounted  to  $38,591  and   $675,167,
respectively. The 1998 amount includes a $510,000 nonrecurring item.

     Changes in interest expense and depreciation expense are directly related to changes in owned hotel properties. All Company owned hotels are encumbered by mortgage obligations, most of which are fixed rate. The Company uses consistent straight-line depreciation methods for all owned hotels which results in depreciation expense recognition consistent with hotel ownership changes.

     The Company recognized income tax expense in 1999 of $1,055,000. Actual payments are expected to be nominal due to the utilization for tax purposes of net operating loss carryforwards ("NOLs") which have previously been recognized for financial reporting purposes. The Company has approximately $7.1 million of NOLs available to offset future taxable income. These NOLs have previously been recognized for financial reporting purposes. In 1998, the Company recognized an income tax benefit of $901,000 resulting primarily from a decrease in the valuation allowance for deferred tax assets.

RISK FACTORS

     This report contains forward looking statements that involve risks and uncertainties. Statements contained in this report that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results indicated by such forward looking statements.

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


Item 7.  Financial Statements.

ANNUAL FINANCIAL STATEMENTS

     The Company's consolidated financial statements with independent auditors' report thereon are included on pages 21 through 48 which follow.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998


                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Board of Directors
Buckhead America Corporation:


We have audited the accompanying consolidated balance sheets of Buckhead America Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buckhead America Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                  /s/ KPMG LLP


Atlanta, Georgia
March 3, 2000

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998


                       Assets                                                1999              1998
                                                                     ------------------- --------------
Current assets:
  Cash and cash equivalents, including restricted cash of $486,160
     in 1999 and $547,695 in 1998 (note 3)                           $     2,390,856         1,604,194
  Investment securities, including restricted securities of $215,849
     in 1999 (note 4)                                                      1,312,256           120,496
  Accounts receivable, net                                                 1,857,002         1,886,341
  Current portions of notes receivable, net (note 5)                         517,870           367,017
  Property held for sale, net (note 6)                                     8,114,083              --
  Other current assets                                                       666,439           344,669
                                                                     ------------------- --------------
                 Total current assets                                     14,858,506         4,322,717
Investment securities (note 4)                                               139,977           139,977
Noncurrent portions of notes receivable, net (note 5)                      3,482,633         2,696,561
Property and equipment, at cost, net (notes 6, 8, and 9)                  31,979,242        42,306,067
Deferred costs, net (note 7)                                               2,513,249         1,892,195
Leasehold interests, net (note 7)                                          2,526,599         3,192,939
Deferred tax assets, net (note 12)                                         2,788,000         3,831,000
Other assets (note 7)                                                        426,495         1,159,662
                                                                     ------------------- --------------
                                                                     $    58,714,701        59,541,118
                                                                     =================== ==============
                Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                              $     2,634,184         3,618,621
  Current portions of notes payable (note 8)                               8,681,568         1,251,251
                                                                     ------------------- --------------
               Total current liabilities                                  11,315,752         4,869,872
Noncurrent portions of notes payable (note 8)                             24,097,774        33,357,178
Other liabilities (note 4)                                                   396,266           256,049
                                                                     ------------------- --------------
               Total liabilities                                          35,809,792        38,483,099
                                                                     ------------------- --------------

Minority interest in partnerships                                            450,290           565,694
Shareholders' equity (notes 10 and 13):
  Series A preferred stock; par value $100; 200,000 shares
     authorized; 30,000 shares issued and outstanding                      3,000,000         3,000,000
  Common stock; $.01 par value; 5,000,000 shares
     authorized; 2,094,655 and 2,003,277 shares issued
     and 2,029,313 and 1,943,935 shares outstanding in
     1999 and 1998, respectively                                              20,947            20,033
  Additional paid-in capital                                               7,854,921         7,362,487
  Retained earnings                                                       12,234,054        10,728,847
  Accumulated other comprehensive loss                                      (148,023)         (148,023)
  Treasury stock, 65,342 and 59,342 common shares
     in 1999 and 1998, respectively                                         (507,280)         (471,019)
                                                                     ------------------- --------------
               Total shareholders' equity                                 22,454,619        20,492,325

Commitments and contingency (notes 7, 9, and 15)
                                                                     $    58,714,701        59,541,118
                                                                     =================== ==============

See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                        Consolidated Statements of Income
                     Years ended December 31, 1999 and 1998

                                                                                       1999                  1998
                                                                              ---------------------    ----------------
Revenues:
   Hotel revenues                                                             $       25,886,594          25,720,086
   Management fee income (note 6)                                                      1,332,023             224,454
   Franchise fee income (note 6)                                                       1,331,749             699,208
   Gains on property and leasehold interest sales, net (notes 6 and 7)                 3,214,110           1,648,894
   Investment income (note 4)                                                            495,531             201,334
   Other income, net (note 11)                                                            38,591             675,167
                                                                                   ----------------    ----------------
                  Total revenues                                                      32,298,598          29,169,143
                                                                                   ----------------    ----------------
Expenses:
   Hotel operations                                                                   21,131,049          20,795,383
   Management operations                                                                 823,644             767,347
   Franchise operations                                                                  808,909             946,834
   Other operating and administrative (note 14)                                        1,702,913           1,569,793
   Depreciation and amortization                                                       1,808,843           1,773,346
   Interest                                                                            3,299,283           2,981,945
                                                                                   ----------------    ----------------
                  Total operating, administrative, and
                    interest expenses                                                 29,574,641          28,834,648
                                                                                   ----------------    ----------------
                  Income before income taxes                                           2,723,957             334,495

Provision for income tax expense (benefit) - (note 12)                                 1,055,000             (901,000)
                                                                                   ----------------    ----------------
                  Net income                                                  $        1,668,957           1,235,495
                                                                                   ================    ================
Net income per common share (note 10):
   Basic                                                                      $               0.69                0.48
                                                                                   ================    ================
   Diluted                                                                    $               0.61                0.47
                                                                                   ================    ================

            See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                     Years ended December 31, 1999 and 1998

                                                                                                  Accumulated
                                                                         Additional            other                   Total
                                     Comprehensive Common  Preferred paid-in   Retained    comprehensive Treasury   shareholders'
                                        income      stock    stock   capital   earnings         loss       stock        equity
                                     ------------- ------- --------- --------- ----------- ------------- ---------- -------------

Balances at December 31, 1997                      $19,496 3,000,000 6,963,024  9,793,352            --   (422,321)   19,353,551

Issuance of 53,647 common shares
  for asset acquisition                                537        --   399,463         --            --         --       400,000
Acquisition of 7,492 common shares                      --        --        --         --            --    (48,698)      (48,698)
Preferred stock dividends paid                          --        --        --   (300,000)           --         --      (300,000)
Comprehensive income:
  Net income                         $  1,235,495       --        --        --  1,235,495            --         --     1,235,495

  Unrealized loss on investment          (148,023)      --        --        --         --      (148,023)        --      (148,023)
  securities
                                     -------------
       Total comprehensive income    $  1,087,472
                                     ============= ------- --------- --------- ----------- ------------- ---------- -------------
Balances at December 31, 1998                       20,033 3,000,000 7,362,487 10,728,847      (148,023)  (471,019)   20,492,325

Issuance of 65,378 common shares
  for asset acquisition                                654        --   391,614         --            --         --       392,268
Issuance of 26,000 common shares
  pursuant to exercise of options                      260        --   100,820         --            --         --       101,080
Acquisition of 6,000 common shares                      --        --        --         --            --    (36,261)      (36,261)
Preferred stock dividends paid                          --        --        --   (163,750)           --         --      (163,750)
Comprehensive income:
  Net income                         $  1,668,957       --        --        --  1,668,957            --         --     1,668,957

  Change in unrealized loss on
    investment securities                      --       --        --        --         --            --         --            --
                                     -------------
       Total comprehensive income     $ 1,668,957
                                     ============= ------- --------- --------- ----------- ------------- ---------- -------------

Balances at December 31, 1999                      $20,947 3,000,000 7,854,921 12,234,054      (148,023)  (507,280)   22,454,619
                                                   ======= ========= ========= =========== ============= ========== =============

See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1999 and 1998

                                                                                  1999               1998
                                                                          -----------------    ---------------
Cash flows from operating activities:
  Net income                                                              $      1,668,957          1,235,495
  Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                                             1,808,843          1,773,346
       (Purchases) sales of trading securities, net                             (1,127,927)         2,998,950
       Realized gains on trading securities                                        (39,377)           (37,260)
       Unrealized holding (gains) losses on trading securities                     (16,033)           105,929
       Gains on property and leasehold interest sales                           (5,883,451)        (1,648,894)
       Provision for impairment on property held for sale                          373,529                 --
       Minority interest in partnership income                                   2,544,050            250,015
       Equity in joint venture losses                                              131,065            124,480
       Deferred income tax expense (benefit)                                     1,055,000           (901,000)
       Change in assets and liabilities:
          Accounts receivable, net                                                  29,339           (837,332)
          Accounts payable and accrued expenses                                   (830,826)           295,140
          Other, net                                                               (45,069)           198,690
                                                                          -----------------    ---------------
                Net cash (used in) provided by operating activities               (331,900)         3,557,559
                                                                          -----------------    ---------------
Cash flows from investing activities:
  Principal receipts on notes receivable                                           288,075            704,970
  Originations of notes receivable                                                (400,000)        (1,018,721)
  Acquisitions of businesses and hotels                                           (506,041)          (707,783)
  Capital expenditures                                                          (2,990,276)        (5,966,947)
  Investments in joint ventures                                                         --           (148,873)
  Proceeds from property and leasehold interest sales                            8,043,247            989,064
  Acquisition of additional partnership interests                                 (110,000)           (60,000)
                                                                          -----------------    ---------------
                Net cash provided by (used in) investing activities              4,325,005         (6,208,290)
                                                                          -----------------    ---------------
Cash flows from financing activities:
  Proceeds from notes payable                                                    2,762,902          2,969,091
  Repayments of notes payable                                                   (2,663,520)        (1,723,092)
  Net proceeds from refinancing of notes payable                                        --            374,440
  Distributions to minority interest partners                                   (3,206,894)          (298,590)
  Proceeds from issuance of common shares                                          101,080                 --
  Purchase of treasury shares                                                      (36,261)           (48,698)
  Preferred stock dividends paid                                                  (163,750)          (300,000)
                                                                          -----------------    ---------------
                Net cash (used in) provided by financing activities             (3,206,443)           973,151
                                                                          -----------------    ---------------
                Net increase (decrease) in cash and cash equivalents               786,662         (1,677,580)
Cash and cash equivalents at beginning of year                                   1,604,194          3,281,774
                                                                          -----------------    ---------------
Cash and cash equivalents at end of year                                  $      2,390,856          1,604,194
                                                                          =================    ===============

                                                                                                   (Continued)


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1999 and 1998


                                                                                  1999              1998
                                                                          -----------------    ---------------
Supplemental disclosures of cash flow information:
 Cash paid during the year for interest, net of interest capitalized
   of $34,024 in 1999 and $48,542 in 1998                                 $      3,362,708          2,765,901
                                                                          =================    ===============
 Cash paid during the year for income taxes                               $         12,000                 --
                                                                          =================    ===============
Supplemental disclosures of noncash and partial cash investing and financing  activities:  During 1999, the Company  recorded the following  partial cash activity relating to the sale of a
150-room hotel in Orlando, Florida:
      Gross sales price                                                   $     13,500,000
      Gross sales price allocated to management and
         franchise contract termination                                         (1,446,590)
                                                                          -----------------
           Net sales price                                                      12,053,410
      Payoff of note payable                                                     4,383,335
      Other costs                                                                  330,505
                                                                          -----------------
           Net cash proceeds                                                     7,339,570
                                                                          -----------------
      Basis of assets sold:
         Property and equipment, net                                             6,191,988
         Note payable                                                           (4,383,335)
         Other                                                                     149,305
                                                                          -----------------
                                                                                 1,957,958
                                                                          -----------------
           Gain on sale                                                          5,381,612
      Minority interests' share of gain on sale                                 (2,319,182)
                                                                          -----------------
      Company share of gain on sale                                       $      3,062,430
                                                                          =================
During 1999,  the Company also recorded the following  partial cash  activity  relating  to the sale of one  other  hotel and leasehold interests in four hotels:
      Proceeds:
         Cash, net of closing costs                                       $        703,677
         Notes receivable                                                          825,000
                                                                          -----------------
                                                                                 1,528,677
                                                                          -----------------
      Basis of assets sold:
         Property and equipment, net                                               896,829
         Leasehold interests, net                                                  655,009
         Note payable                                                             (525,000)
                                                                          -----------------
                                                                                 1,026,838
                                                                          -----------------
           Gain on sales, net                                             $        501,839
                                                                          =================

                                                                                                 (Continued)


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1999 and 1998

                                                                                  1999              1998
                                                                          -----------------    ---------------
During 1999, the Company  recorded the following  partial cash activity  relating to the acquisition of management  contracts on nine hotel properties:
      Costs:
         Cash                                                             $        506,041
         Common stock issued - 65,378 shares                                       392,268
                                                                          -----------------
           Allocated to deferred costs                                    $        898,309
                                                                          =================

During  1999,  the Company  acquired  additional  control in a partnership  which owns a hotel  property  subject to mortgage notes payable.  Prior to 1999, the Company's investment in the partnership  had been accounted for on the equity method.  Due to the  increase in  control,  the 1999  financial  statements include the  accounts  of the  partnership  on a  consolidated
basis.   The  noncash   impact  on  investing   and  financing
activities of  consolidating  the  partnership  in 1999 was as follows:
      Investing:
         Increase in property and equipment, net                          $      3,956,581
         Decrease in investments in partnerships                                  (365,907)
                                                                          -----------------
                                                                          $      3,590,674
                                                                          =================
      Financing:
         Increase in notes payable                                        $      3,091,339
         Increase in minority interests                                            502,015
         Other, net                                                                 (2,680)
                                                                          -----------------
                                                                          $      3,590,674
                                                                          =================
In May 1998, the Company  recorded the following  partial cash activity  relating to the  acquisition  of a 121-room hotel in
Norcross, Georgia.
      Costs:
         Cash                                                                                  $      191,148
         Payables                                                                                      31,953
         Note payable assumed                                                                       3,818,798
                                                                                               ---------------
           Property and equipment                                                              $    4,041,899
                                                                                               ===============
In June 1998, the Company recorded the following  partial cash activity relating to the acquisition of leasehold interests in seven hotels owned by Host Funding, Inc.:
         Costs:
           Cash                                                                                $      516,635
           Common stock issued                                                                        400,000
           Notes payable issued                                                                       400,000
                                                                                               ---------------
                                                                                               $    1,316,635
                                                                                               ===============
         Allocated to:
           Lessor's common stock                                                               $      288,000
           Leasehold interests                                                                      1,028,635
                                                                                               ---------------
                                                                                               $    1,316,635
                                                                                               ===============
                                                                                                  (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1999 and 1998

                                                                                1999                 1998
                                                                          -----------------    ---------------
In  August  and  September  1998,  the  Company  recorded  the following partial cash activity relating to the refinancing of four owned hotels:
         New notes payable issued                                                              $    4,885,000
         Discharge of old notes payable                                                            (4,323,476)
         Notes payable issuance costs                                                                (187,084)
                                                                                               ---------------
               Net proceeds                                                                    $      374,440
                                                                                               ===============

In 1998,  the Company  recorded  the  following  partial  cash activity relating to the sales of leasehold interests in eight hotels:
         Proceeds:
           Cash, net of closing costs                                                          $      989,064
           Notes receivable, net                                                                    1,655,000
                                                                                               ---------------
                                                                                                    2,644,064
                                                                                               ---------------
         Basis in leasehold interests sold:
           Leasehold interests, net                                                                   270,002
           Leasehold improvements, net                                                                725,168
                                                                                               ---------------
                                                                                                      995,170
                                                                                               ---------------
               Gains on leasehold interest sales, net                                          $    1,648,894
                                                                                               ===============


See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(1)  The Company

     Buckhead America Corporation (the Company) was created in December 1992 and effectively commenced operations on January 1, 1993. The Company operates in the hospitality industry and its principal holdings include hotels, loans, leasehold interests and other investments secured by hotels, hotel management contracts, hotel franchising rights, and other related assets. Its principal product is the Country Hearth Inn midpriced hotel franchise system.

     The primary  activities  of the  Company  involve  the  franchising  of the
     Country  Hearth  Inn  chain,   limited-service  hotel  management  and  the
     operation, development, and sales of hotel properties.


(2)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. They also include, on a consolidated basis, the accounts of two partnerships controlled by the Company, each of which owns a hotel subject to a nonrecourse mortgage. The accounts of the partnerships are consolidated on a gross basis with the minority partners' interests reflected separately on a net basis. All significant intercompany accounts have been eliminated in the consolidated financial statements.

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

          Initial franchise fees are recognized as income upon receipt as the Company has no future obligations associated with the initial fees. The Company also receives continuing royalty, marketing, and other fees based upon a percentage of each hotel's room revenues. These continuing fees are recognized when earned. Management fees are generally based on a percentage of each managed hotel's gross revenues and are recognized when earned.

          Investment income is recognized as earned. Changes in the market value of investments classified as trading securities are included in investment income.

     (c)  Cash and Cash Equivalents

          Cash and cash equivalents include demand and savings deposits with financial institutions and cash on hand. Restricted cash includes funds held by trustees for the benefit of the Company or its creditors. The Company considers all highly liquid instruments with maturities of less than three months to be cash equivalents.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



     (d)  Investment Securities

          The Company has classified all of its investments as either "trading" or "available-for-sale." Available-for-sale securities are recorded at fair value with unrealized gains and losses, net of the related tax effect, reported as other comprehensive income. Trading securities are also recorded at fair value with unrealized gains and losses reported as investment income in the consolidated statements of income. Available-for-sale securities are classified as long-term, while trading securities are classified as current in the accompanying balance sheets.

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

              Buildings                              25 to 40 years
              Furniture, fixtures, and equipment      5 to 10 years
              Leasehold improvements                  5 to 20 years

     (g)  Property Held for Sale

          Property held for sale is stated at the lower of cost or fair value less costs to sell. Fair value of property held for sale has been determined by the Company based upon current market information. At the date on which a decision is made to dispose of a property, any amount by which the carrying amount of an asset exceeds the fair value less cost to sell is reported as a provision for impairment and is reflected as a component of gains on sales. Due to the intent of the Company to dispose of such properties in the short-term, the properties and all related notes payable have been reflected as current in the accompanying balance sheets. The Company has the ability to remove such properties from operations at the current time.

     (h)  Deferred Costs

          Deferred costs include the costs associated with the acquisition of trademark rights and franchise licenses which are amortized on a straight-line basis over the estimated useful lives of the assets, which range from 10 - 20 years. Deferred costs also include unamortized note payable issuance costs which are amortized over the term of the related debt. Deferred costs also include the acquisition

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



          costs of long-term hotel management contracts which are amortized over the related terms of the contracts.

     (i)  Leasehold Interests

          Leasehold interests are intangible assets that represent the right to operate certain hotel properties, inclusive of the right to use the properties under existing lease agreements, and are stated at cost, less accumulated amortization. Amortization is calculated on the straight-line method over the terms of the related leases.

     (j)  Other Assets

          Other assets primarily consist of deposits and investments in partnerships or corporate joint ventures other than those which are consolidated due to control. Investees in which the Company has the ability to exercise significant influence are accounted for using the equity method.

     (k)  Treasury Stock

          Treasury stock is stated at cost. In noncash exchanges, fair value represents cost.

     (l)  Marketing Costs

          The Company incurs costs for various marketing and advertising efforts. All costs related to marketing and advertising are expensed in the period incurred. Marketing costs amounted to $1,156,983 and $1,114,777 for the years ended December 31, 1999 and 1998, respectively, and are included in franchise operations expense ($101,161 and $123,625, respectively) and in hotel operations expense ($1,055,822 and $991,152, respectively) in the accompanying consolidated statements of income.

     (m)  Income Taxes

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

     (n)  Fair Value of Financial Instruments

          Management believes that the carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, and current portions of notes receivable and payable are reasonable approximations of their fair value because of the short-term nature of these instruments.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

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

          Investment securities (both trading and available-for-sale) are stated at fair value in the accompanying consolidated balance sheets. These fair values are based on quoted market prices at the reporting date for those or similar investments.

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

     (o)  Stock Options

          The Company accounts for its stock options in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and record compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price. In addition, pro forma net income and pro forma earnings per share disclosures for employee stock option grants must be provided as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB Opinion No. 25 and provides the pro forma disclosures required by SFAS No. 123.

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

     (q)  Comprehensive Income

          Comprehensive income of the Company consists of net income and net unrealized gains (losses) on investment securities (Other Comprehensive Income) and is presented in the consolidated statements of shareholders' equity and comprehensive income. Other Comprehensive Income does not affect the Company's financial position or consolidated results of operations.

     (r)  Reportable Segments

          The Company is required to report both quantitative and qualitative information regarding its reportable operating segments. Operating segments are determined by assessing what information is reviewed by the chief operating decision maker in evaluating the performance of

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

          the Company. The Company has determined its reportable operating segments to be hotel operations, management, and franchising and has presented the required information for each of these segments.

     (s)  Reclassifications

          Certain reclassifications have been made to the 1998 balances to conform with classifications adopted in 1999.

(3)  Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 1999 and 1998 included the following:


                                                             1999           1998
                                                       ----------     ----------
     Unrestricted cash:
          Operating accounts, money market funds,
          and overnight investments                    $  961,989        550,855
     Hotel operating accounts, savings
          accounts, and cash on hand                      942,707        505,644
                                                       ----------     ----------
                                                        1,904,696      1,056,499
                                                       ----------     ----------
     Restricted cash:
          Unsettled claim reserves (a)                       --              609
          Mortgage-related escrows (b)                    436,160        494,596
          Insurance deposits (c)                           50,000         52,490
                                                           ------         ------
                                                          486,160        547,695
                                                       ----------     ----------
                                                       $2,390,856      1,604,194
                                                       ==========     ==========

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

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



(4)  Investment Securities

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for trading and available-for-sale securities by investment type and class of investment at December 31, 1999 and 1998, are as follows:


                                                                              1999
                                               -----------------------------------------------------------------------
                                                                     Gross              Gross
                                                                   unrealized        unrealized
                                                 Amortized          holding            holding             Fair
                                                   cost              gains             losses              value
                                               --------------    ---------------    --------------    ----------------
                 U.S. government and
                   agency obligations      $       986,109               --                 --             986,109
                 Equity securities                  11,812          103,007             (4,521)            110,298
                 Third-party managed
                   funds                           189,618           26,231                 --             215,849
                                               --------------    ---------------    --------------    ----------------
                                                 1,187,539          129,238             (4,521)          1,312,256

             Available-for-sale
                 securities - equity
                 securities                        288,000               --           (148,023)            139,977
                                               --------------    ---------------    --------------    ----------------

                        Total              $     1,475,539          129,238           (152,544)          1,452,233
                                               ==============    ===============    ==============    ================

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
                                               ==============    ===============    ==============    ================

     Equity  securities  are  primarily   concentrated  in  hospitality  related
     companies.

     The available-for-sale securities were acquired in 1998 in connection with the purchase of certain leases (note 7) and are restricted as to their sale. Other comprehensive loss in 1998 consists of an unrealized loss on available-for-sale securities of $148,023. There was no change in this unrealized loss in 1999.

     Third party managed funds consist of trading securities held by a Rabbi Trust for the benefit of certain employees who participate in a Company deferred compensation plan. Such funds are restricted to the payment of

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     deferred compensation liabilities. Such liabilities are included in "other liabilities" in the accompanying consolidated balances sheets at amounts equal to the fair value of the restricted funds. None of the third-party managed funds are invested in the common stock of the Company.

     Proceeds from the sale of trading securities were $3,500,000 and $3,000,000 in 1999 and 1998, respectively. Net realized gross gains calculated on a specific identification basis and included in investment income in 1999 were $39,377 and in 1998 were $37,260.


(5)  Notes Receivable

     Notes receivable at December 31, 1999 and 1998 consist of the following:

                                                                        1999
                                                 ----------------------------------------------------
                                                                       Other
                                                   Secured             notes              Total
                                                 -------------     --------------    ----------------

             Principal                       $     3,542,587            834,067          4,376,654
             Less allowances                         284,071             92,080            376,151
                                                 -------------     --------------    ----------------
                                                   3,258,516            741,987          4,000,503
             Less current portions                   192,228            325,642            517,870
                                                 -------------     --------------    ----------------

             Noncurrent portions             $     3,066,288            416,345          3,482,633
                                                 =============     ==============    ================

             Number of notes                          19                11                 30
                                                 =============     ==============    ================

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

     The recorded investment in impaired notes receivable as of December 31, 1999 and 1998 was $906 and $17,080, respectively, and the Company has fully reserved for these notes. Cash received in payment of impaired notes during 1999 and 1998 amounted to $16,174 and $9,938, respectively.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     The activity in the allowance for doubtful notes receivable for the years ended December 31, 1999 and 1998 was as follows:

                                                                                   1999                1998
                                                                             -----------------    ---------------

             Allowance for doubtful notes receivable at
                 beginning of year                                        $         376,151              57,874
             Allowances recorded in connection with leasehold
                 interest sales (note 7)                                                 --             350,215
             Additions charged to bad debt expense                                   16,174                   --
             Write-downs charged against the allowance                                    --             (22,000)
             Collections on impaired notes                                          (16,174)             (9,938)
                                                                             -----------------    ---------------

             Allowance for doubtful notes receivable
                 at end of year                                           $         376,151             376,151
                                                                             =================    ===============


(6)  Property Held for Sale and Property and Equipment

     Property held for sale at December 31, 1999 and 1998 consist of the following:


                                                                                   1999                1998
                                                                             -----------------    ---------------

             Property and equipment (four hotels at
                 December 31, 1999)                                       $       8,364,083              --
             Allowance for impairment                                              (250,000)             --
                                                                             -----------------    ---------------

                                                                          $       8,114,083              --
                                                                             =================    ===============


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



     Property and equipment at December 31, 1999 and 1998 consist of the following:

                                                                                   1999                1998
                                                                              ---------------     ----------------

             Owned hotel properties (16 in 1999 and 19 in 1998):
                 Land and buildings                                       $       28,991,188         38,510,080
                 Furniture, fixtures, and equipment                                3,328,214          4,577,638
                                                                              ---------------     ----------------
                                                                                  32,319,402         43,087,718
                 Accumulated depreciation                                         (2,681,531)        (3,790,817)
                                                                              ---------------     ----------------
                                                                                  29,637,871         39,296,901
                                                                              ---------------     ----------------

             Leased hotel properties (16 in 1999 and 18 in 1998):
                 Leasehold improvements                                            1,344,847          1,083,967
                 Furniture, fixtures, and equipment                                  834,499            799,496
                                                                              ---------------     ----------------
                                                                                   2,179,346          1,883,463
                 Accumulated depreciation                                           (256,702)          (165,195)
                                                                              ---------------     ----------------
                                                                                   1,922,644          1,718,268
                                                                              ---------------     ----------------

             Construction-in-progress                                                111,433          1,001,213
                                                                              ---------------     ----------------

             Other:
                 Land                                                                200,889            214,198
                 Other                                                               239,339            183,337
                                                                              ---------------     ----------------
                                                                                     440,228            397,535
                 Accumulated depreciation                                           (132,934)          (107,850)
                                                                              ---------------     ----------------
                                                                                     307,294            289,685
                                                                              ---------------     ----------------

                                                                          $       31,979,242         42,306,067
                                                                              ===============     ================

       In 1999, the Company completed the sale of the Country Hearth Inn located in Orlando, Florida for $13.5 million. The Company held an approximate 59% interest in the partnership which owned the hotel in addition to holding franchise and hotel management contracts relating to the operation of the property. After retirement of an approximate $4.4 million first mortgage loan, payment of certain fees, costs, bonuses, and minority interest shares, the Company's share of net proceeds was approximately $5.5 million. The Company has no obligation to continue to operate the property, but plans to continue to operate the hotel under an agreement with Orange County, Florida (the purchaser) until January 2001 at which time the property is to be demolished to make way for expansion of the Orange County Convention Center.

       The Company's share of the gain on sale, net of the minority interests' share approximated $3.1 million. The Company also received franchise termination fees and hotel management fees of approximately $640,000 and $605,000, respectively. Such fees are included in the Company's franchising and management operating segments (note 16).

       During 1999, the Company began to actively market for sale five hotel properties (three in Texas and two in Georgia). The income statement for the year ended December 31, 1999 includes a provision for impairment of $373,529 which represents management's estimate of losses expected to be incurred in connection with the hotel sales. One of the Texas hotel properties was sold in 1999 resulting in a loss of $123,529 which was charged to the allowance for impairment. As of December 31, 1999, four properties with an aggregate net carrying value of $8,114,083 remained held for sale. In January 2000, another Texas hotel property was sold resulting in a charge to the remaining allowance for impairment of approximately $65,000.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



     Revenues and expenses for the years ended December 31, 1999 and 1998 relating to the properties held for sale were as follows:

                                                                               1999              1998
                                                                           --------------    --------------
                     Hotel revenues                                     $     2,751,345        2,575,175
                     Less:
                         Hotel operations expense                             2,316,579        2,086,038
                         Depreciation                                           206,851          328,272
                         Interest                                               612,592          552,686
                                                                           --------------    --------------

                              Loss before income taxes                  $       384,677          391,821
                                                                           ==============    ==============

     The revenues and expenses relating to hotel properties held for sale are included in the Company's hotel operations business segment (note 16).

     All of the Company's owned hotel properties are encumbered by mortgage obligations (note 8).

     During 1999, the Company acquired additional control in a partnership which owns a 93-room hotel property in Mason, Ohio (Mason Hotel). Prior to 1999, the Company's investment in the partnership had been accounted for on the equity method (note 7). Due to the increase in control, the accompanying 1999 financial statements include the accounts of this partnership on a consolidated basis with the minority partners' interests reflected separately on a net basis.

(7)  Deferred Costs, Leasehold Interests, and Other Assets

     Deferred costs at December 31, 1999 and 1998 consist of the following:

                                                                                   1999              1998
                                                                              ---------------    -------------
               Country Hearth Inn franchise system:
                 Trademark rights                                          $      584,300            584,300
                 Franchise licenses                                               939,778            939,778
                 Other deferred costs                                             247,885            163,549
                                                                              ---------------    -------------
                                                                                1,771,963          1,687,627
                 Accumulated amortization                                        (590,333)          (470,333)
                                                                              ---------------    -------------
                                                                                1,181,630          1,217,294
                                                                              ---------------    -------------

             Hotel management contract acquisition costs                          898,309                  --
             Accumulated amortization                                             (25,000)                 --
                                                                              ---------------    -------------
                                                                                  873,309                  --
                                                                              ---------------    -------------

             Notes payable acquisition costs, net                                 439,084            674,901
                                                                              ---------------    -------------

             Other, net                                                            19,226                  --
                                                                              ---------------    -------------

                                                                           $    2,513,249          1,892,195
                                                                              ===============    =============

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     Leasehold interests represent the cost of leasehold rights in real property acquired by the Company and consist of the following at December 31, 1999 and 1998:

                                                                                   1999              1998
                                                                              ---------------    -------------

             Leasehold interests                                           $     2,851,984          3,431,867
             Accumulated amortization                                             (325,385)          (238,928)
                                                                              ---------------    -------------

                                                                           $     2,526,599          3,192,939
                                                                              ===============    =============

     During 1999, the Company sold four leasehold interests in hotel properties. The Company received net proceeds of approximately $500,000 in cash and $825,000 in notes receivable. The notes receivable are secured by the related leasehold interests. The Company recorded approximately $500,000 in gains in connection with those sales. The Company remains contingently liable for rent payments due in accordance with the leases on certain of the properties (note 9).

     During 1998, the Company sold eight leasehold interests in hotel properties. The Company received net proceeds of approximately $990,000 in cash and $1,655,000 in notes receivable. The notes receivable are secured by the related leasehold interests. The Company recorded approximately $1.6 million in gains in connection with these sales. The Company remains contingently liable for rent payments due in accordance with the leases on certain of the properties (note 9).

     In June 1998, the Company entered into leases for seven hotel properties owned by Host Funding, Inc. The hotel properties are operated under Super 8
     (4) and Sleep Inn (3) license agreements. All of the leases are accounted for as operating leases (note 9). The Company paid approximately $500,000 in cash, $400,000 in common stock and $400,000 in notes payable for the leasehold interests. In addition to the leases, the Company received $288,000 of Host Funding, Inc. common stock; the remainder of the acquisition fee was allocated to leasehold interests.

     Other assets at December 31, 1999 and 1998 consist of the following:


                                                                                 1999              1998
                                                                             -------------     -------------

               Investments in joint ventures/partnerships                 $      369,080         1,159,662
               Other                                                              57,415                --
                                                                             -------------     -------------

                                                                          $      426,495         1,159,662
                                                                             =============     =============

     Investments in joint ventures/partnerships consists of investments in partnership entities (five in 1999 and six in 1998), each of which owns a single hotel property. The Company accounts for its interests on the equity method and recognized aggregate losses from these entities of $131,065 and $124,480 during 1999 and 1998, respectively.

     Such losses are included in hotel operations expense in the accompanying consolidated statements of income and in the Company's hotel operations business segment (note 16). One partnership which was previously accounted for on the equity method is consolidated in the 1999 financial statements (note 6).

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(8)    Notes Payable

       Notes payable at December 31, 1999 and 1998 consist of the following:

                                                                            1999               1998
                                                                       ---------------    ---------------

                       Variable rate mortgage notes                $       2,974,040          3,095,776
                       Fixed rate mortgage notes                          22,916,151         24,057,934
                       Unsecured subordinated notes                        1,755,779          2,034,011
                       Convertible debenture notes, net of
                           unamortized discount                            4,940,555          4,920,555
                       Other notes payable                                   155,270            448,132
                       Capital lease obligations (note 9)                     37,547             52,021
                                                                       ---------------    ---------------
                                                                          32,779,342         34,608,429
                       Less current portions                               8,681,568          1,251,251
                                                                       ---------------    ---------------

                       Noncurrent portions of notes payable        $      24,097,774         33,357,178
                                                                       ===============    ===============

     The variable rate mortgage notes consist of four notes secured by four hotel properties. The notes bear interest at prime plus 1% (9.5% at December 31, 1999), require aggregate monthly payments of $32,916, and mature at various dates through 2015.

     The fixed rate mortgage notes consist of 18 notes secured by 16 hotel properties. The notes bear interest at rates ranging from 8.25% to 9.5%
     (weighted average at December 31, 1999 of 8.81%). The notes require aggregate monthly payments of $217,896 and mature at various dates through 2018.

     The unsecured subordinated notes consist of three notes which are due in varying amounts of monthly and quarterly payments and mature at various dates through December 2002. The stated balances represent the present value of amounts to be paid at a discount rate of 9%.

     The convertible debentures, which were issued to investment funds managed by a related party (note 14), consist of five notes aggregating $5,000,000 net of unamortized original issue discount of $59,445 in 1999 and $79,445 in 1998. The notes bear interest at 8%, are unsecured, require quarterly interest only payments, and mature in December 2002. Under the debenture agreements, the holders also have certain rights of conversion (note 10).

     The combined aggregate amount of maturities for all notes payable for each of the next five years and thereafter is as follows:

                       Year ending December 31,
                       ---------------------------------

             2000                       $        8,681,568
             2001                                2,079,324
             2002                                8,482,059
             2003                                  247,929
             2004                                2,036,522
             Thereafter                         11,251,940
                                             ----------------
                                        $       32,779,342
                                             ================

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     Current portions of notes payable include $6,618,680 relating to four notes secured by four hotel properties held for sale (note 6). The actual amount required to be paid in the year 2000 under the terms of these notes is $132,641.


(9)  Leases

     The Company leases certain equipment under agreements that are classified as capital leases. The leases have remaining terms ranging from one to three years and have purchase options at the end of the original lease terms.

     Capital lease assets included in property and equipment at December 31, 1999 and 1998 are as follows:

                                                                                 1999               1998
                                                                             -------------     ---------------

                Equipment                                                 $       69,284              69,284
                Accumulated amortization                                         (26,309)            (14,830)
                                                                             -------------     ---------------

                                                                          $       42,975              54,454
                                                                             =============     ===============


     The Company operates several of its locations in leased facilities. Lease terms range from 10 to 30 years with options to renew at varying terms. Certain of the leases provide for contingent payments based upon a percent of revenues. Some leased vehicles and equipment are classified as operating leases.

     Future minimum payments, by year and in the aggregate, under noncancelable capital leases and operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1999:

                Year ending                                                    Capital           Operating
                December 31,                                                    leases             leases
                ------------                                                -------------     ---------------
                     2000                                                $        19,818           2,821,668
                     2001                                                         14,449           3,104,217
                     2002                                                          9,632           3,060,007
                     2003                                                             --           2,920,039
                     2004                                                             --           2,828,603
                     Subsequent years                                                 --          25,418,911
                                                                             -------------     ---------------

                           Total minimum lease payments                           43,899          40,153,445
                                                                                               ===============

                Amounts representing interest                                      6,352
                                                                             -------------
                Present value of net minimum payments                             37,547

                Current portions                                                  16,114
                                                                             -------------

                Long-term capitalized lease obligation                   $        21,433
                                                                             =============

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     Rental expense, including contingent rentals of $176,774 in 1999 and $230,376 in 1998 and net of sublease rentals of $78,040 in 1999 and $80,129 in 1998, for all operating leases was $3,350,064 in 1999 and $3,300,307 in 1998.

     Leases described in the preceding paragraphs include leases between the Company and operating companies whose shareholders are common shareholders of the Company. Such amounts totaled $60,512 in 1999 and $69,984 in 1998. Total future minimum payments under these related party leases amount to $424,826.

     The Company remains contingently liable for future minimum rental payments of $3,679,233 on sold leasehold interests (note 7) and on subleased and assigned properties and equipment in the event of default by the purchasers, sublessees and assignees.


(10) Capital Structure and Net Income Per Share

     Series A Preferred Stock

     In connection with an acquisition in 1997, the Company issued 30,000 shares of Series A (par value $100) preferred stock. The Series A preferred stock is nonvoting and accrues cumulative dividends at the rate of 10% per annum, payable when and to the extent declared by the Company's Board of Directors. All accrued but unpaid dividends of the Series A preferred stock must be paid in full before any cash dividend may be declared on the Company's common stock. As of December 31, 1999, there was $136,250 of cumulative preferred dividends in arrears. The holders of the Series A preferred stock have agreed to forgive the cumulative preferred dividends in arrears in exchange for the settlement of certain claims the Company has against them in connection with the acquisition.

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

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     Net Income Per Share

     The following table sets forth the computations of basic and diluted net income per common share for the years ended December 31, 1999 and 1998:

                                                                                     1999               1998
                                                                                     ----               ----

            Numerator:
              Net income                                                       $    1,668,957         1,235,495
              Less Series A preferred stock dividends                                (300,000)         (300,000)
                                                                                  --------------    --------------
              Numerator for basic net income per common shares                      1,368,957           935,495
              Add back Series A preferred stock dividends
                 (assumed converted)                                                  300,000                --
              Add back debenture interest, net of tax (assumed
                 converted)                                                           248,000           248,000
                                                                                  --------------    --------------

            Numerator for diluted net income per common shares                $     1,916,957         1,183,495
                                                                                  ==============    ==============

            Denominator:
              Denominator for basic net income per common share:
                 Actual weighted-average shares outstanding                         1,983,114         1,926,511
              Effect of dilutive securities:
                   Series A preferred stock                                           558,423                --
                   Convertible debentures                                             555,555           555,555
                   Outstanding stock options                                           30,189            45,852
                                                                                  --------------    --------------

              Denominator for diluted net income per common share                   3,127,281         2,527,918
                                                                                  ==============    ==============

            Net income per common share:
              Basic                                                            $      0.69               0.48
                                                                                      ====               ====

              Diluted                                                          $      0.61               0.47
                                                                                      ====               ====


     The assumed conversion of the convertible preferred stock was excluded from the computation of diluted net income per common share in 1998 because the effect would be antidilutive.


(11) Other Income

     Other income in 1998 includes $510,000 from favorable settlements of Days Bankruptcy claims and changes in estimates of allowed amounts of remaining unsettled claims (note 3).

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(12) Income Taxes

     Total income tax expense (benefit), principally Federal and all deferred, recognized differs from the amount computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

                                                                                  1999                1998
                                                                             ---------------     ---------------

             Computed "expected" tax expense                              $        926,000             114,000
             Increase (reduction) in income taxes resulting from:
                 State taxes, net of Federal tax benefit                           108,000              13,000
                 Increase (decrease) in valuation allowance for
                   deferred tax assets                                              65,000          (1,028,000)
                 Other                                                             (44,000)                  --
                                                                             ---------------     ---------------

                                                                          $      1,055,000            (901,000)
                                                                             ===============     ===============


     At December 31, 1999, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $7.1 million which are available to offset future taxable income, if any, and expire at dates from 2006 through 2018.

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1999 and 1998 are presented below:

                                                                                  1999                1998
                                                                             ----------------    ---------------

                 Notes receivable allowances                              $       128,000             128,000
                 Net operating loss and AMT carryforwards                       2,405,000           4,602,000
                 Partnership basis differences                                    650,000                  --
                 Effect of state income taxes                                     307,000             421,000
                 Other                                                             40,000                  --
                                                                             ----------------    ---------------
                        Total deferred tax assets                               3,530,000           5,151,000

                 Less valuation allowance                                        (127,000)            (62,000)
                                                                             ----------------    ---------------
                        Deferred tax assets                                     3,403,000           5,089,000
                                                                             ----------------    ---------------

               Deferred tax liabilities:
                 Partnership basis differences                                          --             (30,000)
                 Property and equipment basis differences                        (615,000)         (1,228,000)
                                                                             ----------------    ---------------
                        Gross deferred tax liabilities                           (615,000)         (1,258,000)
                                                                             ----------------    ---------------
                        Net deferred tax assets                           $     2,788,000           3,831,000
                                                                             ================    ===============


     The valuation allowance for deferred tax assets as of December 31, 1999 and 1998 was $127,000 and $62,000, respectively. The net change in the total valuation allowance for the year ended December 31, 1999 was an increase of $65,000 and for the year ended December 31, 1998 a decrease of $1,028,000.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the Company during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in determining the valuation allowance. In 1998, based on actual events and other information available, it appeared more likely than not that additional portions of the deferred tax assets would be realized and the Company recognized an additional net deferred tax asset of $901,000. Although no assurances can be made, realization of the Company's deferred tax assets should occur if the Company generates approximately $7.1 million of taxable income over the next 7 to 19 years.


(13) Stock Option Plan

     The Company's 1995 Stock Option Plan (the 1995 Plan) authorized the issuance of options for up to 170,000 shares of the Company's common stock. The Company's 1997 Stock Option Plan (the 1997 Plan) authorized the issuance of options for up to 80,000 shares of the Company's common stock. The Company's 1998 Stock Option Plan (the 1998 Plan) authorized the issuance of options for up to 90,000 shares of the Company's common stock. The Company's 1999 Stock Option Plan (the 1999 Plan) authorized the issuance of options for up to 90,000 shares of the Company's common stock. Granted options vest one-third immediately, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date. The exercise price for all options represents the fair value of the common stock at the grant date. Plan options terminate ten years after vesting, or earlier under certain conditions.

     The granted stock option activity is as follows:

                                              Number           Weighted-average
                                             of shares          exercise price
                                            -------------    -------------------

      Balance December 31, 1997                  206,000        $    5.27
      Granted in 1998                             90,000             7.37
                                                  ------             ----

      Balance December 31, 1998                  296,000             5.91

      Granted in 1999                             93,000             5.26
      Exercised in 1999                          (26,000)            3.89
      Forfeited in 1999                          (52,000)            6.59
                                                 -------             ----

      Balance December 31, 1999                  311,000        $    5.77
                                                 =======        =========

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



     The  following  table  summarizes   information  concerning  stock  options
     outstanding as of December 31, 1999:

                                                   Outstanding                                 Exercisable
                              ---------------------------------------------------    -----------------------------
                                                   Weighted-          Weighted-                          Weighted-
              Range of                             average            average                            average
              exercise                            remaining           exercise                          exercise
               prices             Shares            life               price             Shares           price
          -----------------     -----------     --------------    -----------------    -----------    --------------
              $  3.44              60,000          6.3 years        $   3.44              60,000   $       3.44
           $  5.38 - 6.13          31,000          7.7 years            5.54              29,000           5.54
              $  6.88              63,000          8.5 years            6.88              63,000           6.88
              $  7.37              75,000          9.5 years            7.37              50,000           7.37
              $  5.25              82,000         10.4 years            5.25              27,333           5.25
                                   ------                               ----              ------           ----
                                  311,000                           $   5.77             229,333   $       5.72
                                  =======                           ========             =======   ============


     No compensation expense has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value methodology prescribed under SFAS No. 123, the Company's net income would have been reduced by approximately $113,000 or approximately $0.06 per common share (basic) and $0.04 per common share (diluted) in 1999 and reduced by $151,000 or approximately $0.08 per common share (basic) and $0.06 per common share (diluted) in 1998. The effects of either recognizing or disclosing compensation cost under SFAS No. 123 may not be representative of the effects on reported net income for future years. The fair value of options granted during 1999 is estimated as $1.65 on the date of grant using the Black-Sholes option-pricing model with the following assumptions: dividend yield 0%, volatility 20%, risk-free interest rate of 6.0%, and an expected life of five years. The fair value of the options granted during 1998 is estimated as $2.31 on the date of grant using the Black-Sholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 20%, risk-free interest rate of 6.0%, and an expected life of five years.


(14) Related Party Transactions

     Following the Days Bankruptcy, a trust was created (the Creditors' Trust) to pursue certain claims for the benefit of unsecured creditors. The Company acts as trustee for the Creditors' Trust. The Company was reimbursed $100,000 in 1999 and 1998 for expenses incurred related to the Creditors' Trust. Other operating and administrative expenses in the accompanying 1999 and 1998 consolidated statements of income are presented net of such amounts.

     Other notes receivable (note 5) at December 31, 1999 and 1998 includes $156,705 and $187,583, respectively, due from an officer and shareholder of the Company. Such note bears interest at 10% and is due in monthly installments of $5,312 until June 2002.

     The convertible debentures (notes 8 and 10) were issued to investment funds managed by a subsidiary of Bay Harbour Management, formerly known as Tower Investment Group, Inc. (Bay Harbour). Bay Harbour owns or controls approximately 27.2% of the Company's outstanding common stock. An executive officer of Bay Harbour is on the Company's Board of Directors.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     A director of the Company is a principal in a hotel brokerage company. Such company acted as the broker in the sales of the four leasehold interests in 1999 (note 7) and received aggregate commissions of $63,000, in connection therewith.


(15) Commitments

     In conjunction with master development agreements executed with two developers, the Company is required to advance certain amounts to the developers at certain points in the construction of the properties. Under an agreement executed with Marion and Cass St. Corporation (Cassland), owned by a significant shareholder, the Company is required to advance a total of $135,000 per property constructed. The agreement specifies the construction of five properties. As of December 31, 1999, the Company had advanced Cassland a total of $495,000 and is required to advance an additional $180,000 once certain construction points are achieved on the fourth and fifth properties. These advances are recorded as notes receivable with interest accruing at a rate of 8% per annum. Hotel operations expenses in 1999 includes $220,000 of rent expense to Cassland.


     The master development agreement entered into with H&W Ventures, Inc. (H&W) requires the Company to advance H&W a total of $75,000 per property developed. The agreement calls for a maximum of five properties. For the first two properties, the advances are required once H&W purchases land and executes the related license agreements. For the last three properties, the advances are made once a property is opened in accordance with the license agreement. Currently, one of the last three properties is under construction and is expected to be completed in April 2000.

     During 1999, the Company entered into an agreement to purchase management contracts on 12 hotel properties owned by Quality Lodging, LLC. The purchase of nine of these contracts was completed during 1999. At December 31, 1999, the Company was still contractually obligated to purchase the remaining three contracts for a purchase price of approximately $289,000 to be paid in cash and stock. The Company anticipates completing the purchase of these contracts during 2000.


(16) Operating Segments

     The Company conducts recurring operations in three segments of the limited-service hotel industry - hotel franchising, hotel management, and hotel operations. The Company generates additional revenues and results of operations from hotel development activities.

     Hotel franchising involves the selling and servicing of rights and licenses comprising the Country Hearth Inn lodging system. Revenues include initial fees and continuing royalty, marketing and reservation fees from Company owned and leased hotels and from unaffiliated customers. Continuing fees are based on each franchised hotel's room revenues.

     Hotel management involves the oversight of day-to-day hotel operations and accounting for limited-service and some full-service hotels. Revenues include continuing fees from Company owned and leased hotels and from unaffiliated customers. Continuing fees are based on each managed hotel's revenues.

     Hotel operations involves the operations of Company owned and leased hotels. Revenues are generated from unaffiliated hotel guests. Hotel operations also includes the Company's share (equity method) of unconsolidated partnerships which also operate hotels and the minority interests' share of consolidated partnerships' results which are included in hotel operations.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     Hotel development activities involve the development and construction or purchase of existing hotel properties and subsequent sale thereof along with related activities such as servicing notes receivable generated from sales. Corporate activities are generally administrative and also include all interest income and expense which does not specifically relate to other segment operations.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


     Franchise and management fees are charged to Company owned and leased hotels at the same rates as charged to unaffiliated customers and are eliminated in consolidation.

Condensed operating results, assets, and notes payable related to each segment as of and for the years ended December 31, 1999 and 1998 are presented below. Segment assets and notes payable exclude intercompany balances which eliminate in consolidation. No specific assets or notes payable relate to development activities and such activities are generally conducted by corporate personnel on a nonrecurring basis. Thus, development results are included with corporate segment results. Assets of hotel operations and the related notes payable are reflected in the hotel operations through the date of sale. Net gains from such sales are reflected in the development and corporate segment. Capital expenditures in 1999 and 1998 amounted to $2,990,276 and $5,966,947, respectively, and principally related to hotel operations. Income tax expense (benefit) is not allocated to the various segments.

                                                                          1999
                          --------------------------------------------------------------------------------------------------
                            Hotel           Hotel             Hotel        Development
                          operations      management       franchising     & corporate       Eliminations      Consolidated
                          -----------    -------------     ------------    -------------     -------------     -------------
Revenues              $  25,886,594        2,324,275        2,141,373        3,748,232       (1,801,876)       32,298,598
Expenses                 21,629,229        1,815,896        1,120,353        1,702,913       (1,801,876)       24,466,515
                          -----------    -------------     ------------    -------------                       -------------
     EBITDA*              4,257,365           508,379        1,021,020        2,045,319                          7,832,083

Depreciation              1,620,372            56,471          120,000           12,000                          1,808,843
Interest                  2,599,222                --               --          700,061                          3,299,283
                          -----------    -------------     ------------    -------------                       -------------

     Income before
       income taxes    $     37,771           451,908          901,020        1,333,258                          2,723,957
                          ===========    =============     ============    =============                       =============

Assets                 $  45,934,343        1,686,226        1,424,376        9,669,756                         58,714,701
                          ===========    =============     ============    =============                       =============

Notes payable          $  26,083,007                                          6,696,335                         32,779,342
                          ===========                                      =============                       =============

                                                                       1998
                          --------------------------------------------------------------------------------------------------
                            Hotel           Hotel             Hotel        Development
                          operations      management       franchising     & corporate       Eliminations      Consolidated
                          -----------    -------------     ------------    -------------     -------------     -------------

Revenues               $  25,720,086        1,193,417        1,320,327        2,525,395       (1,590,082)       29,169,143
Expenses                  21,180,555        1,736,310        1,182,781        1,569,793       (1,590,082)       24,079,357
                          -----------    -------------     ------------    -------------                       -------------
     EBITDA*               4,539,531         (542,893)         137,546          955,602                          5,089,786

Depreciation               1,587,341           50,505          123,500           12,000                          1,773,346
Interest                   2,298,223               --               --          683,722                          2,981,945
                          -----------    -------------     ------------    -------------                       -------------

   Income(loss)before
     income taxes      $     653,967         (593,398)          14,046          259,880                            334,495
                           ===========    =============     ============    =============                       =============

Assets                 $  47,454,314          759,474        1,333,294        9,994,036                         59,541,118
                          ===========    =============     ============    =============                       =============
Notes payable          $  27,408,994                                          7,199,435                         34,608,429
                          ===========                                      =============                       =============

       *Earnings before interest, taxes, depreciation, and amortization.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:


                                                                                                 Year Joined
                                                                                                 The Company
Name                                   Age          Position
-------------------------------------- ------------ -------------------------------------------- ---------------------

Douglas C. Collins                     47           Chairman of the Board of Directors           1992
                                                    President, Chief Executive
                                                    Officer and Treasurer

Ronald L. Devine                       56           Director                                     1997
                                                    President - The Lodge Keeper Group

Robert B. Lee                          45           Director                                     1992
                                                    Senior Vice President, Chief
                                                    Financial Officer and Secretary

David C. Glickman                      37           Director                                     1999

David B. Mumford                       41           Director                                     1999

William K. Stern                       73           Director                                     1992

Steven A. Van Dyke                     41           Director                                     1997


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

     Robert B. Lee. Mr. Lee became Secretary of the Company in December 1992 and became Vice President and Chief Financial Officer in July 1993. Mr. Lee was named Senior Vice President of Buckhead in May 1996 and became a director in June 1997. Prior to joining the Company, Mr. Lee served as the Corporate Controller of Days Inns from October 1990 until December 1992. Prior to that, he functioned in numerous capacities up to senior manager in the accounting and audit practice of KPMG LLP from December 1979 to October 1990.

     Ronald L. Devine. Mr. Devine was the President and Chief Executive Officer of The Lodge Keeper Group, Inc. ("Lodge Keeper") prior to its acquisition by the Company and served in that capacity for more than the last five years. Mr. Devine continues to serve as President of Lodge Keeper and is an executive officer of the Company. Mr. Devine became a director of the Company in March 1999.

     William K. Stern. Mr. Stern became a director of the Company in December 1992. He has over forty-five years of experience in the hospitality industry. He served as Vice President of Loews Hotels and as President of Loews Representation International, Inc. ("LRI"), a separate division of Loews Hotels. In 1987, Mr. Stern established "The Grande Collection of Hotels," a deluxe division of LRI. Mr. Stern also served as the Chief Executive Officer of the Grande Collection division. Mr. Stern has been the owner of Stern Services International, a hotel consulting company, since 1992.

     Steven A. Van Dyke. Mr. Van Dyke became a director of the Company in June 1997. He is the President and Chief Executive Officer of Bay Harbour Management, L.C. ("Bay Harbour"), formerly known as Tower Investment Group, Inc. and has served in that capacity for more than the last five years. Bay Habour is an investment advisor and manages multimillion dollar private equity and debt funds.

     David C. Glickman. Mr. Glickman became a director of the Company in March 1999. Mr. Glickman is a Senior Vice President and Partner of Roulston & Company, a firm which provides financial management services to individuals and institutions. Until March 1999, he was an Associate Director with Bear Stearns & Co., Inc., an investment banking firm, and had served in that capacity for more than the last five years.

     David B. Mumford. Mr. Mumford became a director of the Company in March 1999. He is the President of Mumford Company, Inc., a national leader in the brokerage of hotel real estate, and has served in that capacity for more than the last five years.

     The members of the Company's Board of Directors are elected annually to serve one year terms. Messrs. Devine, Glickman, and Mumford were appointed to the Board in March 1999 in order to fill a vacated seat and to fill additional seats which were concurrently created. The holders of Common Stock will elect directors at the next annual meeting, which is scheduled to occur on or about Thursday, May 25, 2000.


INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     None.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based  solely on its review of copies of forms  received  by it pursuant to
Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from certain reporting persons, the Company believes that during 1999 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

Item 10.  Executive Compensation.

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid by the Company to the named executive officers for the years ended December 31, 1999, 1998 and 1997. These are the only executive officers who received annual salary and bonus in excess of $100,000 in 1999.


                                                                                  Long Term
                                                                                 Compensation
                                                                                   Awards
                                                     Annual     Compensation      Securities
Name and                                            Salary         Bonus          Underlying              All Other
Principal Position                Year                ($)           ($)           Options (#)          Compensation ($)
--------------------------------- -------------- -------------- ------------- ------------------- --------------------------

Douglas C. Collins                1999               $260,000       158,265          17,000   (b)             $8,600  (c)
Chief Executive Officer           1998                250,000       110,470          18,000                   14,000
                                  1997                235,000        94,005          16,000                    1,500

Ronald L. Devine                  1999               $121,866        34,368           8,000   (b)             $8,532(d)
President - Lodge Keeper          1998                111,481        24,572           9,000                    5,000
                                  1997 (a)             70,240        21,005           9,000                        -

Robert B. Lee                     1999               $121,275        39,868          11,000   (b)             $8,531(e)
Chief Financial Officer           1998                115,500        25,457          12,000                    9,000
                                  1997                105,000        31,502           9,000                    1,449


     (a)  Mr. Devine's employment with the Company began on May 8, 1997.

     (b)  See "OPTION GRANTS TABLE."

     (c) Employer's portion of 401(k) contribution ($3,600) and non-qualified deferred compensation plan ($5,000).

     (d) Employer's portion of 401(k) contribution ($3,532) and non-qualified deferred compensation plan ($5,000).

     (e) Employer's portion of 401(k) contribution ($3,531) and non-qualified deferred compensation plan ($5,000).

OPTION GRANTS TABLE

     The following table sets forth the number of shares of Common Stock underlying options granted to the named executive officers during the year ended December 31, 1999. No stock appreciation rights were granted.

                                                Individual Grants
-------------------------------- -----------------------------------------------

                                 Number of                            Percent of
                                 Shares of                                 Total
                                 Common Stock                            Options
                                 Underlying                           Granted to       Exercise
                                 Options                               Employees        Price                    Expiration
Name                             Granted (#)                      in Fiscal 1999      ($/Share)                    Date (g)
-------------------------------- ----------------------- ------------------------ ------------------- ----------------------

Douglas C. Collins                          5,667                  7.8%              $ 5.25 (f)               May 27, 2009
                                            5,667                  7.8%              $ 5.25 (f)               May 27, 2010
                                            5,666                  7.8%              $ 5.25 (f)               May 27, 2011

Ronald L. Devine                            2,667                  3.7%              $ 5.25 (f)               May 27, 2009
                                            2,667                  3.7%              $ 5.25 (f)               May 27, 2010
                                            2,666                  3.7%              $ 5.25 (f)               May 27, 2011

Robert B. Lee                               3,667                  5.0%              $ 5.25 (f)               May 27, 2009
                                            3,667                  5.0%              $ 5.25 (f)               May 27, 2010
                                            3,666                  5.0%              $ 5.25 (f)               May 27, 2011

     (f)  The exercise price was fixed as the market price at the date of grant.

     (g)  The options expire ten years after the date they become vested.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

          The following table sets forth the number and fiscal year-end value of unexercised options granted to the named executive officers as of December 31, 1999.

                                             Number of
                                             Shares of
                                             Common Stock                              Value of
                                             Underlying                                Unexercised
                                             Unexercised                               In-the-Money
                                             Options at                                Options at
                                             FY-End(#)                                 FY-End($)

                                             Exercisable/                              Exercisable/
Name                                         Unexercisable                             Unexercisable
                                             ----------------------------------------- ------------------------------------

Douglas C. Collins                           70,667 / 17,333                           $66,745  /  3,547

Ronald L. Devine                             17,667 / 8,333                            835  /  1,669

Robert B. Lee                                34,667 / 11,333                           23,110  /  2,295


     No options were exercised by the named executive officers during 1999. No stock appreciation rights have been issued or exercised.



COMPENSATION OF DIRECTORS

     Robert M. Miller, the former Chairman of the Board of Directors of the Company, resigned as a director of the Company in March 1999. Mr. Miller received total compensation in 1999 of $78,750.

     Each of the Company's other outside (non-employee) directors receive an annual fee of $12,000 and $750 per attendance at board of directors meetings.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN- CONTROL ARRANGEMENTS

     Douglas C. Collins. The Company has entered into an employment contract with Mr. Collins for a term which expires in July 2002. If the contract is terminated by the Company (1) prior to the end of its term, (2) other than for cause, and (3) within twelve months following a change-in-control (generally, acquisition of control of over 50% of the Common Stock or a change in a majority of the board of directors), Mr. Collins shall be entitled to the greater of (x) his annual salary (as defined) payable through the end of his employment term and (y) one-half of his annual salary for the rest of the year in which such termination occurs. If such event occurred as of January 1, 2000, Mr. Collins would be entitled to a payment of $1,141,662.

     If Mr. Collins terminates his contract (1) between 90 and 120 days following a change-in-control or (2) within 30 days following any demotion, diminution of responsibility or pay or forced relocation occurring within twelve months of a change-in-control, he shall be entitled to the lesser of (x) his annual salary through the end of his employment term, and (y) one-half of his annual salary for the year in which such termination occurs. If such event occurred as of January 1, 2000, Mr. Collins would be entitled to a payment of $220,967.

     If Mr. Collins' employment is otherwise terminated without cause before the expiration of his employment term, the Company must pay him an amount equal to his annual salary for the year in which such termination occurs. If such event occurred as of January 1, 2000, Mr. Collins would be entitled to a payment of $441,934.


     Ronald L. Devine. The Company has entered into an employment contract with Mr. Devine for a term which expires in May 2003. If the contract is terminated by the Company (1) prior to the end of its term, (2) other than for cause, and
(3) within twelve months following a change-in-control (as defined above), Mr. Devine shall be entitled to the greater of (x) his annual base salary payable through the end of his employment term and (y) one-half of his base salary for the rest of the year in which such termination occurs. If such event occurred as of January 1, 2000, Mr. Devine would be entitled to a payment of $418,333.

     If Mr. Devine terminates his contract (1) between 90 and 120 days following a change-in-control or (2) within 30 days following any demotion, diminution of responsibility or pay or forced relocation occurring within twelve months of a change-in-control, he shall be entitled to the lesser of (x) his annual base salary through the end of his employment term, and (y) one-half of his base salary for the year in which such termination occurs. If such event occurred as of January 1, 2000, Mr. Devine would be entitled to a payment of $62,750.

     If Mr. Devine's employment is otherwise terminated without cause before the expiration of his employment term, the Company must pay him an amount equal to his annual base salary for the year in which such termination occurs. If such event occurred as of January 1, 2000, Mr. Devine would be entitled to a payment of $125,500.

     Robert B. Lee. The Company has entered into an employment contract with Mr. Lee for a term which expires in July 2002. If the contract is terminated by the Company (1) prior to the end of its term, (2) other than for cause, and (3) within twelve months following a change-in-control (as defined above), Mr. Lee shall be entitled to the greater of (x) his annual salary (as defined) payable through the end of his employment term and (y) one-half of his annual salary for the rest of the year in which such termination occurs. If such event occurred as of January 1, 2000, Mr. Lee would be entitled to a payment of $477,732.

     If Mr. Lee terminates his contract (1) between 90 and 120 days following a change-in-control or (2) within 30 days following any demotion, diminution of responsibility or pay or forced relocation occurring within twelve months of a change-in-control, he shall be entitled to the lesser of (x) his annual salary through the end of his employment term, and (y) one-half of his annual salary for the year in which such termination occurs. If such event occurred as of January 1, 2000, Mr. Lee would be entitled to a payment of $92,464.

     If Mr. Lee's employment is otherwise terminated without cause before the expiration of his employment term, the Company must pay him an amount equal to his annual salary for the year in which such termination occurs. If such event occurred as of January 1, 2000, Mr. Lee would be entitled to a payment of $184,929.


REPORT ON REPRICING OF OPTIONS/SARS

     Not applicable.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information as of February 29, 2000 with respect to the beneficial ownership of shares of the Common Stock held by beneficial owners of more than 5% of the Common Stock. The information set forth below is based upon the Company's stock records and information obtained by the Company from the persons named below. Unless otherwise indicated, each person has sole voting and investment power with respect to such shares.


Name and Address                                       Amount and Nature of                      Percent
of Beneficial Ownership                                Beneficial Ownership                      of Class
---------------------------------------------------------------------------------------------------------
NY Motel Enterprises                                   112,821  - Direct                         5.56%
440 West 57th Street
New York, NY   10019

Leon M. & Marsha C. Wagner                             124,181  - (a)                            6.12%
8 Lincoln Woods
Purchase, NY 10577

Heartland Advisors, Inc.                               184,600  - Investment                     9.10%
789 North Water Street                                            Advisor
Milwaukee, WI 53202

Hotel-Motel Management Corporation                     238,960  - Direct                         11.78%
3485 North Desert Drive
Suite 106 - Building 2
East Point, GA  30344

Bay Harbour Management, L.C.                           1,107,002  - Investment                   42.83%
Suite 270                                                           Advisor (b)
777 South Harbour Island Boulevard
Tampa, FL 33602


     (a) Mr. Wagner holds 111,036 shares directly and Ms. Wagner, his spouse, holds 13,145 shares directly.

     (b) Includes 551,447 shares owned by investment funds managed by Bay Harbour and 555,555 contingently issuable shares from the conversion of debentures owned by investment funds managed by Bay Harbour.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of February 29, 2000, all beneficial holdings of outstanding Common Stock by the directors and the named executive officers of the Company and all directors and executive officers as a group. The information set forth below is based upon the Company's stock records and information obtained by the Company from the persons named below. Unless otherwise indicated, each person has sole voting and investment power with respect to such shares. The address of each director and executive officer is in care of the Company, Suite 850, 7000 Central Parkway, Atlanta, Georgia 30328.


Name of                                 Amount and Nature of                         Percent
Beneficial Holder                       Beneficial Ownership                         of Class
----------------------------------------------------------------------------------------------
Douglas C. Collins                         89,775    - (a)                              4.28 %
Ronald L. Devine                            83,119   - (b)                              4.06 %
Robert B. Lee                               48,475   - (c)                              2.35 %
David C. Glickman                            3,667   - (d)                              0.18 %
David B. Mumford                             3,167   - (e)                              0.16 %
William K. Stern                            47,667   - (f)                              2.31 %
Steven A. Van Dyke                       1,127,700   - (g)                             43.41 %

Directors and Officers                   1,397,062   - (a-g)                           50.59 %
as a group (7 persons)

     (a) Mr. Collins holds 12,600 shares directly and holds 6,508 shares indirectly through DC Hospitality, Inc., which is 85% owned by Mr. Collins and 15% owned by Mr. Lee. Mr. Collins also has the right to acquire an additional 70,667 shares within the next 60 days pursuant to option agreements.

     (b) Mr. Devine holds 65,452 shares directly and has the right to acquire an additional 17,667 shares within the next 60 days pursuant to option agreements.

     (c) Mr. Lee holds 7,300 shares directly and holds 6,508 shares indirectly through DC Hospitality, Inc., which is 15% owned by Mr. Lee and 85% owned by Mr. Collins. Mr. Lee also has the right to acquire an additional 34,667 shares within the next 60 days pursuant to option agreements.

     (d) Mr. Glickman holds 2,000 shares directly and has the right to acquire 1,667 additional shares within the next 60 days pursuant to option agreements.

     (e) Mr. Mumford holds 1,500 shares directly and has the right to acquire 1,667 additional shares within the next 60 days pursuant to option agreements.

     (f) Mr. Stern holds 10,000 shares directly and has the right to acquire 37,667 additional shares within the next 60 days pursuant to option agreements.

     (g) Mr. Van Dyke holds 8,031 shares directly and has the right to acquire an additional 12,667 shares within the next 60 days pursuant to option agreements. Mr. Van Dyke is the President and Chief Executive Officer of Bay Harbour. Bay Harbour manages investment funds which own 551,447 shares and have the right to acquire 555,555 within the next 60 days from the conversion of debentures.

CHANGES IN CONTROL

     To the best of the Company's knowledge, there are no arrangements which may result in a change of control.


Item 12.  Certain Relationships and Related Transactions.

     On December 22, 1997, the Company issued $5,000,000 of Convertible Debentures to investment funds managed by Tower Investment Group, Inc., now known as Bay Harbour Management, L.C. ("Bay Harbour"). Bay Harbour manages investment funds which, at that time, owned 262,000 (13.8%) of the outstanding common shares of the Company. Bay Harbour presently owns 551,447 (27.2%) common shares. Mr. Van Dyke, a director of the Company is the Chief Executive Officer of Bay Harbour.

     The related debenture notes bear interest at 8%, payable quarterly in arrears, and are due December 22, 2002. The debentures are convertible into common shares of the Company at any time at $9.00 per share. If all such debentures were converted, an additional 555,555 shares of Common Stock would be issued.

     In connection with the 1997 Lodge Keeper acquisition, the Company assumed a lease for office space in Prospect, Ohio. The lease requires annual rent payments of approximately $60,000 through 2006. Members of the immediate family of Mr. Devine, an executive officer and director of the Company, own 50% of the lessor.

     Also in connection with the Lodge Keeper acquisition, Mr. Devine executed a $250,000 note payable to the Company for certain inventory and equipment which did not relate to Lodge Keeper's primary business. The note bears interest at 10% and is due in monthly installments of $5,312 until June 2002.

     During 1999 and 1998, Mumford Company, Inc. earned aggregate brokerage commissions of $63,000 and $142,313, respectively, relating to the Company's sale of eleven leasehold interests in hotel properties. Mr. Mumford, a director of the Company, is the President of Mumford Company, Inc.

     The Company has entered into five hotel lease agreements with an affiliate (the "Lessor") of Hotel-Motel Management Corporation, a beneficial holder of more than 5 percent of the Common Stock. As of December 31, 1999, the Company had advanced the Lessor a total of $495,000 in lease deposits and is committed to advance an additional $180,000. Such deposits bear interest at 8%. Three of the leased properties have been opened and the Company paid rent in 1999 of $220,000 to the Lessor. Once all five properties are opened, aggregate annual rent to the Lessor will be $750,000 plus contingent percentage rents based on certain hotel revenue levels.

Item 13.  Exhibits and Reports on Form 8-K.

(a)   INDEX TO EXHIBITS
      -----------------

 Exhibit   Description
 -------   -----------

    2.1 Stock Purchase Agreement dated as of March 7, 1997 among the Registrant, The Lodge Keeper Group, Inc. ("Lodge Keeper") and the Stockholders of Lodge Keeper. (Incorporated by reference to Exhibit
           2.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.)

    2.2 Agreement of Merger dated as of March 11, 1997 among the Registrant, BLM-RH, Inc., Hatfield Inns, LLC, Guy Hatfield Dorothy Hatfield, and Hatfield Inns Advisors, LLC. (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on June 9, 1997.)

    2.3    Second  Amendment to Agreement of Merger,  dated as of September  17,
           1997 among the Company, BLM-RH, Inc., Hatfield Inns, LLC, Guy Hatfield, Dorothy Hatfield, and Hatfield Inn Advisors, LLC. (Incorporated by reference to Exhibit 2.1.1 to the Registrant's Current Report on Form 8-K filed October 8, 1997.)

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

    3.3 Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Appendix "A" to the Registrant's
           Definitive Proxy Statement filed with the Securities and Exchange Commission on June 9, 1997.)

    3.4 Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Appendix "A" to the Registrant's
           Definitive Proxy Statement filed with the Securities and Exchange Commission on May 5, 1998.)

    3.5 By-Laws - Amended and Restated as of June 27, 1994. (Incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.)

    4.1 Form of Stock Certificate (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (No.333-58375) filed on July 2, 1998.

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

    10.2 First Amendment to Douglas C. Collins Employment Agreement. (Incorporated by reference to Exhibit 10(ii)(b) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.)

    10.3*  Second Amendment to Douglas C. Collins Employment Agreement.

    10.4 Employment Agreement dated as of June 30, 1993 between the Company and Robert B. Lee. (Incorporated by reference to Exhibit 10(ii)(c) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.)

    10.5 First Amendment to Robert B. Lee Employment Agreement. (Incorporated by reference to Exhibit 10(ii)(d) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.)

    10.6*  Second Amendment to Robert B. Lee Employment Agreement.

    10.7* Employment Agreement dated as of May 8, 1997 between the Company and Ronald L. Devine.

    10.8*  First Amendment to Ronald L. Devine Employment Agreement.

    10.9 1995 Stock Option Plan. (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement dated April 25, 1995.)

    10.10 1997 Employee Stock Option Plan (Incorporated by reference to Annex 1 to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on June 9, 1997.)

    10.11 1998 Employee Stock Option Plan (Incorporated by reference to Annex 1 to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 5, 1998.)

    10.12 1999 Employee Stock Option Plan (Incorporated by reference to Annex 1 to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 1999.)

    21*    Subsidiaries of the Company

    23*    Accountants' Consent

    27*    Financial Data Schedule (Electronic filing only)

    -------------------------------

     * Filed herewith.



(b) REPORTS ON FORM 8-K.

     The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                     BUCKHEAD AMERICA CORPORATION

By: (Signature and Title):  /s/ Douglas C. Collins           /s/ Robert B. Lee
                            ----------------------           --------------------
                            Douglas C. Collins               Robert B. Lee
                            President &                      Senior Vice President & Chief
                            Chief Executive Officer          Financial & Accounting Officer

Date:                       March 29 , 2000                  March 29 , 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title)                    Date

 /s/ Douglas C. Collins                      March   29  , 2000
-------------------------                    ------------------
Douglas C. Collins
Director

 /s/ Ronald L. Devine                        March    29 , 2000
-------------------------                    ------------------
Ronald L. Devine
Director


-------------------------                    -------------------
David C. Glickman
Director

 /s/ Robert B. Lee                           March    29 , 2000
-------------------------                    ------------------
Robert B. Lee
Director

 /s/ David B. Mumford                        March    29  , 2000
-------------------------                    -------------------
David B. Mumford
Director

 /s/ William K. Stern                        March    29  , 2000
-------------------------                    -------------------
William K. Stern
Director

 /s/ Steven A. Van Dyke                      March    29  , 2000
-------------------------                    -------------------
Steven A. Van Dyke
Director