Form 10-Q
period 2000-03-31
BUCKHEAD AMERICA CORP
filed 2000-05-15
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended MARCH 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to ______________

     Commission file number 0-22132


                          BUCKHEAD AMERICA CORPORATION
                   (Exact name of registrant as specified in
                                  its charter)

              DELAWARE                                     58-2023732
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification No.)

     7000  CENTRAL  PARKWAY,  SUITE 850, ATLANTA,  GEORGIA  30328
     (Address  of principal executive offices)         (Zip Code)

                                 (770) 393-2662
              (Registrant's telephone number, including area code)

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 30, 2000

           Common stock, par value $.01 - 2,009,018 shares outstanding

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Financial Statements

                             March 31, 2000 and 1999

                                   (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999
                                   (Unaudited)

                                                                                                 March 31,          December 31,
                                           Assets                                               2000                  1999
                                                                                        ------------------    ----------------------

  Current assets:
   Cash and cash equivalents, including restricted cash of
    $404,406 at March 31, 2000 and $486,160 at December 31, 1999                           $    1,395,212             2,390,856
   Investment securities, including restricted securities of
    $226,879 at March 31, 2000 and $215,849 at December 31, 1999                                1,322,561             1,312,256
   Accounts receivable, net                                                                     2,492,398             1,857,002
   Current portions of notes receivable, net                                                      489,686               517,870
   Property held for sale, net                                                                  7,261,976             8,114,083
   Other current assets                                                                           408,614               666,439
                                                                                        ------------------    ----------------------
                  Total current assets                                                         13,370,447            14,858,506

Noncurrent portions of notes receivable, net                                                    3,481,725             3,482,633
Property and equipment, at cost, net                                                           32,262,625            31,979,242
Deferred tax assets, net                                                                        2,968,000             2,788,000
Other assets                                                                                    5,400,539             5,606,320
                                                                                        ------------------    ----------------------
                                                                                           $   57,483,336            58,714,701
                                                                                        ==================    ======================

                           Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                                                   $    2,770,288             2,634,184
   Current portions of notes payable                                                            8,043,559             8,681,568
                                                                                        ------------------    ----------------------
                  Total current liabilities                                                    10,813,847            11,315,752

Noncurrent portions of notes payable                                                           23,770,231            24,097,774
Other liabilities                                                                                 398,323               396,266
                                                                                        ------------------    ----------------------
                  Total liabilities                                                            34,982,401            35,809,792
                                                                                        ------------------    ----------------------

Minority interest in partnerships                                                                 400,852               450,290

Shareholders' equity:
   Series A preferred stock; par value $100; 200,000 shares
      authorized; 30,000 shares issued and outstanding                                           3,000,000            3,000,000
   Common stock; $.01 par value; 5,000,000 shares authorized;
      2,094,655 shares issued and 2,020,278 and 2,029,313 shares
      outstanding at March 31, 2000 and December 31, 1999, respectively                            20,947                20,947
   Additional paid-in capital                                                                   7,854,921             7,854,921
   Retained earnings                                                                           11,955,589            12,234,054
   Accumulated other comprehensive loss                                                          (163,576)             (148,023)
   Treasury stock, 74,377 and 65,342 common shares
      at March 31, 2000 and December 31, 1999, respectively                                      (567,798)             (507,280)
                                                                                        ------------------    ----------------------
Total shareholders' equity                                                                     22,100,083            22,454,619
                                                                                        ------------------    ----------------------

                                                                                           $   57,483,336            58,714,701
                                                                                        ==================    ======================

See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Income(Loss)
                   Three Months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                                   2000                  1999
                                                                                            --------------         -------------

Revenues:
    Hotel revenues                                                                          $   5,950,595             5,999,853
    Gains on property and leasehold interest sales                                                 -                    307,554
    Interest income                                                                               116,407               112,396
    Franchise fees, management fees, and other income                                             483,466               205,872
                                                                                            --------------         -------------
             Total revenues                                                                     6,550,468             6,625,675
                                                                                            --------------         -------------

Expenses:
    Hotel operations                                                                            4,933,097             5,153,793
    Other operating and administrative                                                            862,693               747,339
    Depreciation and amortization                                                                 421,445               470,359
    Interest                                                                                      715,448               799,802
                                                                                            --------------         -------------
         Total expenses                                                                         6,932,683             7,171,293
                                                                                            --------------         -------------

                  Income(loss) before income taxes                                               (382,215)             (545,618)

Deferred income tax benefit                                                                      (150,000)             (200,000)
                                                                                            --------------         -------------

                  Net income(loss)                                                          $    (232,215)             (345,618)
                                                                                            ==============         =============


Net income(loss) per common share:
    Basic                                                                                   $       (0.15)                (0.22)
                                                                                            ==============         =============
    Diluted                                                                                 $       (0.15)                (0.22)
                                                                                            ==============         =============

Weighted average number of shares used to
   calculate net  income(loss) per common share:
    Basic                                                                                       2,026,176             1,944,602
                                                                                            ==============         =============

    Diluted                                                                                     2,026,176             1,944,602
                                                                                            ==============         =============

See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                                                    2000                  1999
                                                                                            --------------      ----------------


Cash flows from operating activities:
    Net income(loss)                                                                        $    (232,215)             (345,618)
Adjustments to reconcile net income(loss)
      to net cash provided by(used in) operating activities:
        Depreciation and amortization                                                             421,445               470,359
        Gains on property and leasehold interest sales                                             -                   (307,554)
        Deferred income tax expense(benefit)                                                     (150,000)             (200,000)
        Other, net                                                                               (127,221)             (190,649)
                                                                                            --------------      ----------------
             Net cash provided by(used in) operating activities                                   (87,991)             (573,462)
                                                                                            --------------      ----------------

Cash flows from investing activities:
    Principal receipts on notes receivable                                                        129,092               60,309
    Originations of notes receivable                                                             (100,000)              (90,000)
    Capital expenditures                                                                         (624,917)             (901,414)
    Proceeds from property and leasehold interest sales, net                                      267,260               262,205
                                                                                            --------------      ----------------
             Net cash provided by (used in) investing activities                                 (328,565)             (668,900)
                                                                                            --------------      ----------------

Cash flows from financing activities:
    Repayments of notes payable                                                                  (379,992)             (351,084)
    Proceeds from notes payable                                                                    14,440             1,366,518
    Distributions to minority interest partners                                                  (106,768)              (41,181)
    Other, net                                                                                   (106,768)               68,800
                                                                                            --------------      ----------------
             Net cash provided by (used in) financing activities                                 (579,088)            1,043,053
                                                                                            --------------      ----------------

Net increase (decrease) in cash and cash equivalents                                             (995,644)             (199,309)

Cash and cash equivalents at beginning of period                                                2,390,856             1,604,194
                                                                                            --------------      ----------------

Cash and cash equivalents at end of period                                                  $   1,395,212             1,404,885
                                                                                            ==============      ================

See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                             March 31, 2000 and 1999
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year or any other interim period. For further information, see the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1999.

(2)  Comprehensive Income (Loss)

     Comprehensive income(loss) for the three months ended March 31, 2000 and 1999 was $(247,768) and $(306,736), respectively.

(3)  Segment Information

     Condensed operating results for each Company segment for the three months ended March 31, 2000 and 1999 is presented below:

                                                                Three months ended March 31, 2000
                                      Hotel            Hotel           Hotel      Development
                                    Ownership       Management      Franchising   & Corporate       Eliminations   Consolidated
                                   ------------     ----------      -----------   -----------        ---------     -------------
        Revenues                   $ 5,950,595        439,569         442,538        130,393         (412,627)        6,550,468
        Expenses                     5,046,631        514,662         256,806        390,318         (412,627)        5,795,790
                                   ------------     ----------      -----------   -----------        ---------     -------------

           EBITDA*                     903,964        (75,093)        185,732       (259,925)                           754,678
                                   ------------     ----------      -----------   -----------        ---------     -------------

        Depreciation                   352,502         31,443          31,500          6,000                            421,445
        Interest                       559,525         -               -             155,923                            715,448
                                   ------------     ----------      -----------   -----------        ---------     -------------

        Income(loss) before
           income taxes            $    (8,063)      (106,536)        154,232       (421,848)                          (382,215)
                                   ============     ==========      ===========   ===========        =========     =============


                                                                Three months ended March 31, 1999
                                      Hotel            Hotel           Hotel      Development
                                    Ownership       Management      Franchising   & Corporate       Eliminations   Consolidated
                                   ------------     ----------      -----------   -----------        ---------     -------------
        Revenues                   $ 5,999,853        313,563         255,982        423,600         (367,323)        6,625,675
        Expenses                     5,244,539        432,168         301,536        290,212         (367,323)        5,901,132
                                   ------------     ----------      -----------   -----------        ---------     -------------

           EBITDA*                     755,314       (118,605)        (45,554)       133,388                            724,543
                                   ------------     ----------      -----------   -----------        ---------     -------------

        Depreciation                   430,337          7,022          30,000          3,000                            470,359
        Interest                       637,158         -               -             162,644                            799,802
                                   ------------     ----------      -----------   -----------        ---------     -------------

        Income(loss) before
           income taxes            $  (312,181)      (125,627)        (75,554)       (32,256)                          (545,618)
                                   ============     ==========      ===========   ===========        =========     =============


     * Earnings before interest, taxes, depreciation, and amortization

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Financial Condition.

The Company experienced negative cash flow from operations of approximately $88,000 during the first quarter of 2000. The Company also repaid approximately $380,000 of debt obligations and invested approximately $625,000 in capital expenditures for improvements and replacements on existing properties and on new construction. The combined effect of these and other activities resulted in a decrease in cash of approximately $1 million from December 31, 1999. As has been previously disclosed, the Company's hotel operations are highly seasonal. Historically, the Company's hotel revenues and operating profits have been stronger during the second and third quarters as opposed to the first and fourth quarters. Management expects this trend to continue and believes that adequate additional cash reserves will be generated from second and third quarter operations. Management further believes that the Company's present liquidity and existing funding commitments are adequate to sustain current operations and currently projected capital expenditures.

The Company presently has two Country Hearth Inns under construction. Franchisee developers have an additional 24 properties under development, most of which are expected to open in 2000. Three new Country Hearth Inns have opened in 2000 and the Company terminated one license agreement resulting in 51 Country Hearth Inns open as of April 30, 2000.

The Company sold a 40-room property in Wharton, Texas in January 2000 resulting in net cash proceeds of approximately $267,000. Also, a mortgage obligation was reduced by $600,000 in connection with the sale. The property continues to operate as a Country Hearth Inn. Three other hotel properties (one in Texas and two in Georgia) remain held for sale.

Material Changes in Results of Operations.

First quarter 2000 income(loss) before taxes improved by $163,403 from the same period in 1999. Excluding the $307,554 nonrecurring real estate gain in 1999, such improvement amounted to $470,957. Such first quarter 2000 improvement resulted from increased profitability in all three of the Company's operating segments (hotel ownership, hotel management, and hotel franchising).

Owned and leased hotel earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 20% from 1999 to $903,964 in the 2000 first quarter. Such increase primarily results from increased profits on hotels leased from Host Funding, increased profit margin at the Company's Orlando hotel, and from 1999 openings and stabilization of 1998 openings of new Rural Gold properties.

Owned and leased hotel first quarter loss before income taxes was reduced from $312,181 in 1999 to $8,063 in 2000. Such reduction resulted from the increased EBITDA discussed above and from the elimination of interest and depreciation on the Company's Orlando Country Hearth Inn which was sold in June 1999, but continues to be operated under a lease agreement.

Hotel management EBITDA improved 37% and loss before income taxes improved 15% in the first quarter of 2000. Such improvements result primarily from the additional third party hotel management contracts entered into during 1999. Hotel management revenues are based on managed hotel gross revenues and are therefore subject to the same seasonality fluctuations as experienced in the owned and leased hotels.

Hotel franchising EBITDA and income before income taxes increased by approximately $230,000 in the first quarter of 2000 versus the same period in 1999. Such improvement results from additional franchise property openings and from an approximate $45,000 decrease in franchising payroll and other expenses.

Hotel development results in 1999 included gains of $307,554 resulting from the sale of leasehold interests in three hotels. The hotel sold in January 2000 had been adjusted to its net realizable value in 1999, thus no 2000 gain or loss was recognized. Nonsegment interest income and expense was approximately the same in the first quarters of 2000 and 1999.

Corporate expenses increased approximately $100,000 in the first quarter of 2000. Approximately $45,000 of such increase resulted from nonrecurring professional fee charges. Corporate payroll increased approximately $32,000 and various other expense categories account for the remaining increase.

The Company files income tax returns and recognizes income tax expense (benefit) on an annual calendar basis. The deferred income tax benefits recognized in the first quarters of 2000 and 1999 represent management's estimates of the impact on the annual income tax expense (benefit) which results from such quarter's operations.

Risk Factors.

This Form 10-Q contains forward looking statements that involve risks and uncertainties. Statements contained in this Form 10-Q that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results indicated by such forward looking statements.

The Company is subject to a number of risks, including the general risks of investing in real estate, the illiquidity of real estate, environmental risks, possible uninsured or under insured losses, fluctuations in property taxes, hotel operating risks, the impact of competition, the difficulty of managing growth, seasonality, the risks inherent in operating a hotel franchise business and hotel management business, and the risks involved in hotel renovation and construction. For a discussion of these and other risk factors, see the "RISK FACTOR" section contained in the Company's Registration Statement on Form S-3 (File No. 333-37691).



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2000, the Company's obligations included four variable mortgage notes with aggregate principal balances of $2,940,576 which mature at various dates through 2015. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point in the prime interest rate would increase the Company's interest expense by approximately $29,000 per year. This risk is somewhat mitigated in that inflationary increases in interest rates would theoretically result in increases in average hotel room rates. Also, significant increases in interest rates would have a dampening effect on additions of competitive hotels in the Company's markets.

At March 31, 2000, the Company's unrestricted investment securities included equity securities valued at $96,125. The Company is exposed to the risk that such securities will become worthless. The Company's restricted investment securities also include equity securities. Such restricted securities comprise the assets of the Company's deferred compensation plan and changes in the value of such securities have no net impact on the Company's earnings.

The ultimate collection of the Company's notes receivable is subject to various credit risks. Such risks and the Company's approach to valuing such instruments is discussed in the Company's December 31, 1999 Form 10-KSB.

                           PART II - OTHER INFORMATION



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During 1999, the Company temporarily suspended payments of Series A preferred stock dividends due to liquidity requirements created by the seasonal aspects of the Company's hotel operations. Such preferred dividends are cumulative and would be required to be paid prior to any distributions to common shareholders. As of May 10, 2000, a total of $143,750 of Series A preferred dividends were in arrears. The holders of the Series A preferred stock have tentatively agreed to forgive the cumulative preferred dividends in arrears in exchange for the settlement of certain claims the Company has against them.



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

       11*          Statement re: Computation of per share Earnings

       27*          Financial Data Schedule

-------------------------------

     * Filed herewith.


(b)  REPORTS ON FORM 8-K

The Company has not filed any reports on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Buckhead America Corporation
                                                   (Registrant)



        May 15, 2000                      /s/ Douglas C. Collins
        ------------                      --------------------------------------
            Date                          Douglas C. Collins
                                          President and Chief Executive Officer



        May 15, 2000                      /s/ Robert B. Lee
        ------------                      --------------------------------------
            Date                          Robert B. Lee
                                          Senior Vice President and
                                          Chief Financial and Accounting Officer