Form 10-Q
period 2000-06-30
BUCKHEAD AMERICA CORP
filed 2000-08-14
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MarkOne)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended JUNE 30, 2000

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from __________ to ____________.

          Commission file number 0-22132


                          BUCKHEAD AMERICA CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                        58-2023732
              --------                                        ----------
      (State or other jurisdiction of                         (IRS Employer
      incorporation or organization)                       Identification No.)

             7000 CENTRAL PARKWAY, SUITE 850, ATLANTA, GEORGIA 30328
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (770) 393-2662
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                    ----------
(Former name, former address and former fiscal year, if changed since last report.)

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

     Indicate the number of shares  outstanding of each of the issuer's  classes
of  common  stock,   as  of  the  latest   practicable   date:   July  31,  2000

           Common stock, par value $.01 - 2,022,530 shares outstanding
           -----------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Financial Statements

                             June 30, 2000 and 1999

                                   (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999
                                   (Unaudited)
                                                                                     June 30,             December 31,
                                            Assets                                    2000                  1999
                                            ------                                    ----                  ----
  Current assets:
     Cash and cash equivalents, including restricted cash of
      $448,070 at June 30, 2000 and $486,160 at December 31, 1999                $    1,873,858             2,390,856
     Investment securities, including restricted securities of
      $193,147 at June 30, 2000 and $215,849 at December 31, 1999                       300,634             1,312,256
     Accounts receivable, net                                                    $    2,815,130             1,857,002
     Current portions of notes receivable, net                                          524,381               517,870
     Property held for sale, net                                                     10,152,497             8,114,083
     Other current assets                                                               446,178               666,439
                                                                                  -------------           -----------
                    Total current assets                                             16,112,678            14,858,506

  Noncurrent portions of notes receivable, net                                        3,303,613             3,482,633
  Property and equipment, at cost, net                                               30,706,539            31,979,242
  Deferred tax assets, net                                                       $    2,966,000             2,788,000
  Other assets                                                                        5,425,247             5,606,320
                                                                                  -------------           -----------
                                                                                 $   58,514,077            58,714,701
                                                                                  =============           ===========

                    Liabilities and Shareholders' Equity

  Current liabilities:
     Accounts payable and accrued expenses                                       $    3,431,212        $    2,634,184
     Current portions of notes payable                                               10,217,192             8,681,568
                                                                                   ------------          ------------
                    Total current liabilities                                        13,648,404            11,315,752

  Noncurrent portions of notes payable                                               22,026,776            24,097,774
  Other liabilities                                                                     348,102               396,266
                                                                                   ------------          ------------
                    Total liabilities                                                36,023,282            35,809,792
                                                                                   ------------          ------------

  Minority interest in partnerships                                                     472,546               450,290

  Shareholders' equity:
     Series A preferred stock; par value $100; 200,000 shares
        authorized; 30,000 shares issued and outstanding                              3,000,000             3,000,000
     Common stock; $.01 par value; 5,000,000 shares authorized;
        2,108,167 and 2,094,655 shares issued and 2,022,530 and 2,029,313
        shares outstanding at June 30, 2000 and December 31, 1999, respectively          21,082                20,947
     Additional paid-in capital                                                       7,922,346             7,854,921
     Retained earnings                                                               11,897,102            12,234,054
     Accumulated other comprehensive loss   (194,682)                                  (148,023)
     Treasury stock, 85,637 and 65,342 common shares
        at June 30, 2000 and December 31, 1999, respectively                           (627,599)             (507,280)
                                                                                   ------------          ------------
                    Total shareholders' equity                                       22,018,249            22,454,619
                                                                                   ------------          ------------
                                                                                 $   58,514,077            58,714,701
                                                                                    ===========           ===========

  See accompanying notes to condensed consolidated financial statements.


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

               Condensed Consolidated Statements of Income (Loss)
                     Six Months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                            2000                  1999
                                                                     --------------         -------------
  Revenues:
      Hotel revenues                                                $   12,305,170         $  12,545,092
      Franchise fees, management fees, and other income                    976,985             1,777,689
      Gains on property and leasehold interest sales, net                   13,173             2,939,484
      Interest income                                                      241,384               243,983
                                                                     --------------        -------------
           Total revenues                                               13,536,712            17,506,248
                                                                     -------------         -------------

  Expenses:
      Hotel operations                                                   8,593,990             8,899,499
      Other operating and administrative                                 1,744,342             1,627,305
      Leasehold rent                                                     1,333,197             1,500,970
      Depreciation and amortization                                        815,922               872,258
      Interest                                                           1,418,588             1,632,111
                                                                      ------------         -------------
           Total expenses                                               13,906,039            14,532,143
                                                                      ------------         -------------

                   Income (loss) before income taxes                      (369,327)            2,974,105

  Deferred income tax expense (benefit)                                   (148,000)            1,200,000
                                                                      -------------        -------------

                   Net income (loss)                                  $   (221,327)            1,774,105
                                                                      =============        =============


  Net income (loss) per common share:
      Basic                                                           $      (0.18)                 0.83
                                                                      =============        =============
      Diluted                                                         $      (0.18)                 0.61
                                                                      =============        =============

  Weighted  average  number of shares used to  calculate
     net income  (loss) per common share:
      Basic                                                               2,020,641             1,955,027
                                                                      =============         =============
      Diluted                                                             2,020,641             3,132,049
                                                                      =============         =============



  See accompanying notes to condensed consolidated financial statements.


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

               Condensed Consolidated Statements of Income (Loss)
                    Three Months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                        2000                  1999
                                                                  --------------         -------------
  Revenues:
      Hotel revenues                                              $    6,354,575             6,545,239
      Franchise fees, management fees, and other income                  493,519             1,571,817
      Gains on property and leasehold interest sales, net                 13,173             2,631,930
      Interest income                                                    124,977               131,587
                                                                   --------------         ------------
           Total revenues                                              6,986,244            10,880,573
                                                                   -------------          ------------

  Expenses:
      Hotel operations                                                 4,313,015             4,482,351
      Other operating and administrative                                 881,649               879,966
      Leasehold rent                                                     681,075               764,325
      Depreciation and amortization                                      394,477               401,899
      Interest                                                           703,140               832,309
                                                                   -------------          ------------
           Total expenses                                              6,973,356             7,360,850
                                                                   -------------          ------------

                   Income before income taxes                             12,888             3,519,723

  Deferred income tax expense                                              2,000             1,400,000
                                                                   -------------          ------------

                   Net income                                     $       10,888             2,119,723
                                                                   =============          ============

  Net income(loss) per common share:
      Basic                                                      $        (0.03)                  1.04
                                                                  ==============          ============

      Diluted                                                    $        (0.03)                  0.70
                                                                  ==============          ============


  Weighted  average  number of shares used to  calculate  net common share:
      Basic                                                           2,015,106              1,965,451
                                                                  ==============          ============

      Diluted                                                         2,015,106              3,111,169
                                                                  ==============          ============


 See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                              2000                  1999
                                                                        ------------         ------------
  Cash flows from operating activities:
      Net income (loss)                                               $    (221,327)            1,774,105
  Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating activities:
         Depreciation and amortization                                      815,922               872,258
         Sales of trading securities, net                                 1,034,142               -
         Gains on property and leasehold interest sales                     (13,173)           (5,259,166)
         Minority interest in partnership income                            129,024             2,413,720
         Deferred income tax expense (benefit)                             (148,000)            1,200,000
         Increase in accounts receivable, net                              (958,128)           (1,554,930)
         Increase in accounts payable and accrued expenses, net             797,028                94,513
         Other, net                                                          119,577              (18,306)
                                                                        ------------         ------------
              Net cash provided by (used in) operating activities          1,555,065             (477,806)
                                                                        ------------         ------------

  Cash flows from investing activities:
      Principal receipts on notes receivable                                456,815               130,551
      Originations of notes receivable                                     (510,000)             (165,000)
      Capital expenditures                                               (1,794,638)           (2,155,380)
      Proceeds from property and leasehold interest sales, net              581,391               262,205
      Other, net                                                           (298,306)               50,047
                                                                       -------------         ------------
              Net cash provided by (used in) investing activities        (1,564,738)           (1,877,577)
                                                                       ------------          ------------

  Cash flows from financing activities:
      Repayments of notes payable                                          (715,890)             (598,438)
      Proceeds from notes payable                                           483,717             2,475,434
      Distributions to minority interest partners                          (106,768)              (41,181)
      Preferred stock dividends paid                                       (115,625)              (25,000)
      Other, net                                                            (52,759)              101,080
                                                                        ------------         ------------
              Net cash provided by (used in) financing activities          (507,325)            1,911,895
                                                                        ------------         ------------

  Net increase (decrease) in cash and cash equivalents                     (516,998)             (443,488)

  Cash and cash equivalents at beginning of period                        2,390,856             1,604,194
                                                                        -----------           -----------

  Cash and cash equivalents at end of period                          $   1,873,858             1,160,706
                                                                        ===========           ===========


  See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                             June 30, 2000 and 1999
                                   (Unaudited)

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

(2)  Comprehensive Income (Loss)

     Total comprehensive income (loss) for the six months ended June 30, 2000 and 1999 was $(267,986) and $1,781,881, respectively, and for the three months ended June 30, 2000 and 1999 was $(20,218) and $2,088,617, respectively.

(3)  Segment Information

     Condensed operating results for each Company segment for the six months ended June 30, 2000 and 1999 are presented below:


                                                                                      Six months ended June 30, 2000
                           --------------------------------------------------------------------------------------------
                               Hotel          Hotel         Hotel        Development
                             Ownership     Management    Franchising     & Corporate     Eliminations      Consolidated

Revenues                   $ 12,305,170       947,772        904,207         269,307        (889,744)        13,536,712
Expenses                      8,844,655     1,048,817        504,759         829,845        (889,744)        10,338,332
                              ------------------------------------------------------                         ----------

   EBITDAR*                   3,460,515      (101,045)       399,448        (560,538)                         3,198,380

Rent                          1,333,197        -              -               -                               1,333,197
Depreciation                    677,678        63,244         63,000          12,000                            815,922
Interest                      1,102,970        -              -              315,618                          1,418,588
                           ------------     ----------    ----------      ----------                         ----------

Income (loss) before
   income taxes            $    346,670      (164,289)       336,448        (888,156)                          (369,327)
                            ===========     ==========    ==========      ===========                        ===========



                                                                                     Six months ended June 30, 1999
                           --------------------------------------------------------------------------------------------
                                 Hotel         Hotel          Hotel       Development
                               Ownership   Management    Franchising     & Corporate     Eliminations      Consolidated

Revenues                   $ 12,545,092    1,306,562      1,254,435       3,203,014        (802,855)        17,506,248
Expenses                      9,099,224      844,772        618,290         767,373        (802,855)        10,526,804
                            -------------------------------------------------------                        -----------

   EBITDAR*                   3,445,868      461,790        636,145       2,435,641                          6,979,444

Rent                          1,500,970        -              -              -                               1,500,970
Depreciation                    792,068       14,190         60,000           6,000                            872,258
Interest                      1,268,180        -              -             363,931                          1,632,111
                           ------------     ---------      ---------      ---------                        -----------

Income (loss) before
   income taxes            $   (115,350)      447,600        576,145      2,065,710                          2,974,105
                           =============   ==========     ==========      =========                        ===========

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                             June 30, 2000 and 1999
                                   (Unaudited)


         Condensed operating results for each Company segment for the three months ended June 30, 2000 and 1999 are presented below:

                                                                                      Three months ended June 30, 2000
                            --------------------------------------------------------------------------------------------
                              Hotel           Hotel          Hotel        Development
                            Ownership       Management    Franchising     & Corporate     Eliminations      Consolidated

Revenues                    $ 6,354,575        508,203        461,669         138,914        (477,117)         6,986,244
Expenses                      4,450,146        534,155        247,953         439,527        (477,117)         5,194,664
                            ---------------------------------------------------------                       ------------

   EBITDAR*                   1,904,429        (25,952)       213,716        (300,613)                         1,791,580

Rent                            681,075         -              -               -                                 681,075
Depreciation                    325,176         31,801         31,500           6,000                            394,477
Interest                        543,445         -              -              159,695                            703,140
                            -----------     ----------    -----------     -----------                       ------------

Income (loss) before
   income taxes             $   354,733        (57,753)       182,216        (466,308)                            12,888
                            ===========     ===========   ===========     ============                      ============


                                                                                      Three months ended June 30, 1999
                            --------------------------------------------------------------------------------------------
                              Hotel           Hotel          Hotel        Development
                            Ownership       Management    Franchising     & Corporate     Eliminations      Consolidated

Revenues                    $ 6,545,239        992,999        998,453       2,779,414        (435,532)        10,880,573
Expenses                      4,591,330        412,604        316,754         477,161        (435,532)         5,362,317
                            ---------------------------------------------------------                       ------------

   EBITDAR*                   1,953,909        580,395        681,699       2,302,253                          5,518,256

Rent                            764,325         -              -              -                                  764,325
Depreciation                    361,731          7,168         30,000           3,000                            401,899
Interest                        631,022         -              -              201,287                            832,309
                            ----------      ----------    -----------     -----------                       ------------

Income (loss) before
   income taxes              $   196,831       573,227        651,699       2,097,966                          3,519,723
                            ============    ==========    ===========     ===========                       ============


    * Earnings before interest, taxes, depreciation, amortization, and rent

Development and corporate revenues and income before taxes in the 1999 periods presented include the Company's approximate $3 million share of the gain on sale of its Orlando hotel net of gains, losses, and impairment provisions relating to other hotel properties sold or held for sale. Hotel management and franchising revenues and income before taxes in the 1999 periods include termination fees of approximately $605,000 and $640,000, respectively, relating to the sale of the Orlando hotel.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition.

The  Company  generated  positive  cash flow from  operations  of  approximately
$1,555,000 during the first half of 2000. This included sales of trading securities of approximately $1,034,000, thus actual cash generated from operating segments amounted to approximately $521,000, most of such being generated in the second quarter. Additionally, accounts receivable increased by over $958,000 which had a negative impact on cash generated from operations. This increase is largely attributable to the seasonal nature of hotels managed and franchised by the Company and the receivable balances are expected to decline in the third quarter.

The Company repaid approximately $716,000 of debt obligations and invested approximately $1,795,000 in capital expenditures for improvements and replacements on existing properties and on new construction. A portion of the funding for these items was from additional borrowings of approximately $484,000, proceeds from property sales of approximately $581,000 (see below), and from operations. Additionally, the Company purchased a 40-room hotel in Barnesville, Georgia which had previously been operated by the Company under an operating lease. The $1,350,000 purchase price was substantially funded by the assumption of a mortgage note of approximately $968,000 and the offset of notes receivable previously due from the seller of approximately $226,000.

The combined effect of these and other activities resulted in a decrease in cash of approximately $517,000 from December 31, 1999 (a decrease of approximately $996,000 during the first quarter and an increase of approximately $479,000 during the second quarter). As has been previously disclosed, the Company's hotel operations are highly seasonal. Historically, the Company's hotel revenues and operating profits have been stronger during the second and third quarters as opposed to the first and fourth quarters. Management expects this trend to continue and believes that adequate additional cash reserves will be generated from third quarter operations. Management further believes that the Company's present liquidity and existing funding commitments are adequate to sustain current operations and currently projected capital expenditures. The Company has construction loan commitments which are considered adequate to complete current new construction projects and also has an unused line of credit commitment of $1,090,000.

The Company presently has two Country Hearth Inns under construction. Franchisee developers have an additional 24 properties under development, most of which are expected to open in 2000. Five new Country Hearth Inns have opened in 2000 and the Company terminated one license agreement resulting in 52 Country Hearth Inns open as of July 31, 2000. The Company is under contract to purchase four additional hotel properties, two of which are presently operated by the Company under operating leases. The aggregate purchase price for the four hotels amounts to approximately $6.5 million and would be funded primarily by mortgage loans. No assurance can be given that any of these contracts will close.

The Company sold a 40-room hotel property in Wharton, Texas in January 2000 resulting in net cash proceeds of approximately $267,000. Also, a mortgage obligation was reduced by $600,000 in connection with the sale. The property continues to operate as a Country Hearth Inn. In April, the Company sold an Ohio hotel and an unimproved land parcel for aggregate net proceeds of approximately $314,000. A $671,000 mortgage note was paid off in connection with the hotel sale. The three hotel properties (one in Texas and two in Georgia) which were held for sale at March 31, 2000 remain held for sale. Additionally, the Company has classified its Daytona, Florida hotel as held for sale. Accordingly, the Daytona hotel property and equipment (approximately $2,881,000) and related note payable (approximately $2,247,000) are classified as current in the Company's June 30, 2000 balance sheet.

Material Changes in Results of Operations.

Comparison of the three and six month periods ended June 30, 2000 and 1999 is distorted by the impact of the June 1999 sale of the Company's Orlando, Florida hotel. Development and corporate revenues, earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR"), and income before taxes in the 1999 periods included the Company's approximate $3 million share of the gain on sale. Hotel management and franchising revenues, EBITDAR, and income before taxes in the 1999 periods included termination fees of approximately $605,000 and $640,000, respectively, relating to the sale of the Orlando hotel.

Excluding the impact of the Orlando hotel sale, six month 2000 EBITDAR increased approximately $464,000 and income (loss) before taxes improved approximately $902,000 versus the same period in 1999. Similarly, second quarter 2000 EBITDAR increased approximately $519,000 and income (loss) before taxes improved approximately $739,000. Such improvements resulted from increased profitability in the Company's hotel ownership and hotel franchising operating segments. Net results in 2000 for the Company's hotel management segment were essentially comparable to 1999.

Owned and leased hotel income (loss) before taxes improved by approximately $158,000 and $462,000 for the three and six month 2000 periods, respectively, versus the 1999 periods. Generally, hotel revenues, expenses, and EBITDAR for all periods were comparable in total. The Company has experienced revenue and profit declines at its Norcross and Dalton, Georgia properties, both of which are held for sale. These declines have been offset by increased revenues and profits at other properties and by new hotel openings. Improved owned and leased income (loss) before tax was primarily attributable to a reduction in rent on certain Host Funding leases, reduction in depreciation resulting from sold and held for sale hotels, and from reduced interest expense resulting from the Orlando hotel sale.

Excluding the impact of the Orlando hotel sale, hotel management EBITDAR improved approximately $43,000 for the six month 2000 period versus the same period in 1999. This improvement was mitigated by an approximate $49,000 increase in amortization expense relating to deferred costs of acquired management contracts. The improvement in EBITDAR resulted primarily from the additional third party hotel management contracts entered into during 1999 and 2000. Hotel management revenues are based on managed hotel gross revenues and are therefore subject to the same seasonality fluctuations as experienced in the owned and leased hotels.

Excluding the impact of the Orlando hotel sale,  franchising  EBITDAR and income
(loss) before taxes increased by approximately $400,000 for the six month 2000 period and by approximately $172,000 for the second quarter 2000 period versus the same periods in 1999. Such improvements resulted from additional franchise property openings and from an approximate $69,000 and $114,000 decrease in franchising payroll and other expenses for the three and six month periods, respectively.

Changes in corporate expenses, interest income, and other recurring non-segment related items were not significant. The primary difference between 2000 and 1999 development and corporate EBITDAR and income (loss) before taxes relates to the Orlando hotel sale previously discussed. Corporate interest expense in 2000 has decreased from 1999 and is expected to continue to decrease as the non-mortgage note balances are reduced.

The Company files income tax returns and recognizes income tax expense (benefit) on an annual calendar basis. The deferred income tax expense (benefit) recognized in the first and second quarters of 2000 and 1999 represent management's estimates of the impact on the annual income tax expense (benefit) which results from such quarter's operations.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2000, the Company's obligations included four variable mortgage notes with aggregate principal balances of $2,907,791 which mature at various dates through 2015. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point in the prime interest rate would increase the Company's interest expense by approximately $29,000 per year. This risk is somewhat mitigated in that inflationary increases in interest rates would theoretically result in increases in average hotel room rates. Also, significant increases in interest rates would have a dampening effect on additions of competitive hotels in the Company's markets.

At June 30, 2000, the Company's unrestricted investment securities included equity securities valued at $107,487. The Company is exposed to the risk that such securities will become worthless. The Company's restricted investment securities also include equity securities. Such restricted securities comprise the assets of the Company's deferred compensation plan and changes in the value of such securities have no net impact on the Company's earnings.

The ultimate collection of the Company's notes receivable is subject to various credit risks. Such risks and the Company's approach to valuing such instruments is discussed in the Company's December 31, 1999 Form 10-KSB.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

During 1999, the Company temporarily suspended payments of Series A preferred stock dividends due to liquidity requirements created by the seasonal aspects of the Company's hotel operations. Such preferred dividends are cumulative and would be required to be paid prior to any distributions to common shareholders. As of August 10, 2000, a total of $143,750 of Series A preferred dividends were in arrears. The holders of the Series A preferred stock have tentatively agreed to forgive the cumulative preferred dividends in arrears in exchange for the settlement of certain claims the Company has against them.

Item 3. Defaulting Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 25, 2000. The purpose of the meeting was to consider and vote upon the following matters:

1. To elect seven directors to serve until the next annual meeting of stockholders and until their successors are elected and have qualified.

2. To consider a proposal to approve the Company's 2000 Employee Stock Option Plan.

3. To transact such other business as may have properly come before the meeting.

The Company's seven incumbent directors (Douglas C. Collins, Ronald L. Devine, David C. Glickman, Robert B. Lee, David B. Mumford, William K. Stern, and Steven
A. Van Dyke) were nominated for re-election. Each of the nominees was elected as follows:

                                     Votes For           Votes Withheld
                                     ---------           --------------
    Douglas C. Collins               1,475,389                   4,903

    Ronald L. Devine                 1,475,389                   4,903

    David C. Glickman                1,474,889                   5,403

    Robert B. Lee                    1,475,389                   4,903

    David B. Mumford                 1,474,889                   5,403

    William K. Stern                 1,474,889                   5,403

    Steven A. Van Dyke               1,475,389                   4,903

The proposal to approve the Company's 2000 Employee Stock Option Plan was approved as follows:

                                                Votes
                                              ---------
    For                                       1,434,228

    Against                                      45,358

    Abstentions                                     706


No other matters came before the meeting.

Item 5. Other Information.

None.

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

     10.1                2000 Employee Stock Option Plan

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



                                 Buckhead America Corporation
                                         (Registrant)

     August 14, 2000             /s/ Douglas C. Collins
-------------------------        -----------------------------------------------
         Date                    Douglas C. Collins
                                 President and Chief Executive Officer



     August 14, 2000             /s/ Robert B. Lee
-------------------------        -----------------------------------------------
         Date                    Robert B. Lee
                                 Senior Vice President and
                                 Chief Financial and Accounting Officer