Form 10-Q
period 2000-09-30
BUCKHEAD AMERICA CORP
filed 2000-11-14
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended SEPTEMBER 30, 2000

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from --------- to -----------

          Commission file number 0-22132

                          BUCKHEAD AMERICA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 58-2023732
 -----------------------------------   -----------------------------------------
(State or other jurisdiction of               (IRS Employer
incorporation or organization)               Identification No.)

            7000 CENTRAL PARKWAY, SUITE 850, ATLANTA, GEORGIA 30328
--------------------------------------------------------------------------------
            (Address of principal  executive offices)     (Zip Code)

                            (770) 393-2662
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 31, 2000

           Common stock, par value $.01 - 2,028,244 shares outstanding
           -----------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Financial Statements

                           September 30, 2000 and 1999

                                   (Unaudited)


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999
                                   (Unaudited)
                                                                               September 30,     December 31,
     Assets                                                                       2000               1999
                                                                               -------------   ---------------
Current assets:
    Cash and cash equivalents, including restricted cash of
     $615,966 at September 30, 2000 and $486,160 at December 31, 1999        $    2,087,416         2,390,856
    Investment securities, including restricted securities of
     $186,195 at September 30, 2000 and $215,849 at December 31, 1999               300,147         1,312,256
    Accounts receivable, net                                                      2,464,553         1,857,002
    Current portions of notes receivable, net                                       577,381           517,870
    Property held for sale, net                                                   7,288,216         8,114,083
    Other current assets                                                            333,872           666,439
                                                                               -------------   ---------------
                    Total current assets                                         13,051,585        14,858,506

Noncurrent portions of notes receivable, net                                      3,864,300         3,482,633
Property and equipment, at cost, net                                             35,678,093        31,979,242
Deferred tax assets, net                                                          2,994,328         2,788,000
Other assets                                                                      5,439,004         5,606,320
                                                                               -------------   ---------------
                                                                             $   61,027,310        58,714,701
                                                                              ==============   ===============

    Liabilities and Shareholders' Equity
    ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                                    $    3,537,374         2,634,184
    Current portions of notes payable                                             7,513,571         8,681,568
                                                                               -------------   ---------------
                    Total current liabilities                                    11,050,945        11,315,752

Noncurrent portions of notes payable                                             26,753,661        24,097,774
Other liabilities                                                                   322,314           396,266
                                                                               -------------   ---------------
                    Total liabilities                                            38,126,920        35,809,792
                                                                               -------------   ---------------

Minority interest in partnerships                                                   933,718           450,290

Shareholders' equity:
    Series A preferred stock; par value $100; 200,000 shares
       authorized; 30,000 shares issued and outstanding                           3,000,000         3,000,000
    Common stock; $.01 par value; 5,000,000 shares authorized;
       2,113,881 and 2,094,655 shares issued and 2,028,244 and 2,029,313 shares outstanding at September 30, 2000 and December 31, 1999,
       respectively                                                                  21,139            20,947
    Additional paid-in capital                                                    7,950,859         7,854,921
    Retained earnings                                                            11,847,238        12,234,054
    Accumulated other comprehensive loss                                           (218,012)         (148,023)
    Treasury stock, 85,637 and 65,342 common shares
       at September 30, 2000 and December 31, 1999, respectively                   (634,552)         (507,280)
                                                                               -------------   ---------------
                    Total shareholders' equity                                   21,966,672        22,454,619
                                                                               -------------   ---------------
                                                                             $   61,027,310        58,714,701
                                                                              ==============   ===============

See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

               Condensed Consolidated Statements of Income (Loss)
                  Nine Months ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                    2000             1999
                                                              ---------------     ------------
Revenues:
      Hotel revenues                                           $  18,872,173        19,446,646
      Franchise fees, management fees, and other income            1,537,628         2,458,464
      Gains on property and leasehold interest sales, net            591,584         3,152,213
      Interest income                                                348,310           327,020
                                                              ---------------     ------------
                Total revenues                                    21,349,695        25,384,343
                                                              ---------------     ------------

     Hotel operations                                             13,496,944         3,577,320
      Other operating and administrative                           2,678,620         2,386,358
      Leasehold rent                                               2,074,184         2,399,882
      Depreciation and amortization                                1,252,943         1,217,548
      Interest                                                     2,183,820         2,364,490
                                                              ---------------     ------------
               Total expenses                                     21,686,511        21,945,598
                                                              ---------------     ------------
                   Income (loss) before income taxes                (336,816)        3,438,745

Deferred income tax expense (benefit)                               (135,000)        1,385,000
                                                              ---------------     ------------
                   Net income (loss)                          $     (201,816)        2,053,745
                                                              ===============     ============
Net income (loss) per common share:
      Basic                                                   $        (0.21)             0.93
                                                              ===============     ============

      Diluted                                                 $        (0.21)             0.72
                                                              ===============     ============

Weighted average number of shares used to calculate
net income (loss) per common share:
      Basic                                                        2,021,892         1,967,715
                                                              ===============     ============
      Diluted                                                      2,021,892         3,127,298
                                                              ===============     ============


See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

               Condensed Consolidated Statements of Income (Loss)
                 Three Months ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                   2000            1999
                                                                ------------- -------------
Revenues:
      Hotel revenues                                          $    6,567,003      6,901,554
      Franchise fees, management fees, and other income              560,643        680,775
      Gains on property and leasehold interest sales, net            578,411        212,729
      Interest income                                                106,926         83,037
           Total revenues                                          7,812,983      7,878,095
                                                                ------------- -------------
Expenses:
      Hotel operations                                             4,902,954      4,677,821
      Other operating and administrative                             934,278        759,053
      Leasehold rent                                                 740,987        898,912
      Depreciation and amortization                                  437,021        345,290
      Interest                                                       765,232        732,379
                                                                ------------- -------------
           Total expenses                                          7,780,472      7,413,455
                                                                ------------- -------------
                Income before income taxes                            32,511        464,640

Deferred income tax expense                                           13,000        185,000
                                                                ------------- -------------
                Net income                                    $       19,511        279,640
                                                                ============= =============

Net income(loss) per common share:
     Basic                                                     $       (0.03)          0.10
                                                                ============= =============

     Diluted                                                   $       (0.03)          0.10
                                                                ============= =============

Weighted average number of shares used to
   calculate net  income(loss) per common share:
      Basic                                                        2,024,393      1,993,091
                                                                ============= =============
      Diluted                                                      2,024,393      2,028,907
                                                                ============= =============


See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                      2000                 1999
                                                                  ---------------      --------------
Cash from operating activities:
  Net income (loss)                                              $      (201,816)          2,053,745
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                      1,252,943           1,217,548
    Sales (purchases) of trading securities, net                       1,034,142          (2,469,018)
    Gains on property and leasehold interest sales                      (591,894)         (5,471,395)
    Minority interest in partnership income                              190,196           2,521,962
    Deferred income tax expense (benefit)                               (135,000)          1,385,000
    Increase in accounts receivable, net                                (607,551)           (244,220)
    Increase (decrease) in accounts payable and accrued
     expenses, net                                                       903,190            (421,778)
    Other, net                                                           165,254             280,556
                                                                  ---------------      --------------
    Net cash provided by (used in) operating activities                2,009,464          (1,147,600)
                                                                  ---------------      --------------
Cash flows from investing activities:
  Principal receipts on notes receivable                                 535,628             183,725
  Originations of notes receivable                                      (652,500)           (165,000)
  Acquisitions of businesses and hotels                                 (992,556)           (506,040)
  Capital expenditures                                                (3,046,798)         (2,488,400)
  Proceeds from property and leasehold interest sales, net             1,185,266           8,379,512
  Other, net                                                            (248,932)           (166,934)
                                                                  ---------------      --------------
    Net cash provided by (used in) investing activities               (3,219,892)          5,236,863
                                                                  ---------------      --------------
Cash flows from financing activities:
  Repayments of notes payable                                           (990,911)         (1,827,961)
  Proceeds from notes payable                                          2,220,809           2,495,018
  Distributions to minority interest partners                           (106,768)         (3,206,894)
  Preferred stock dividends paid                                        (185,000)            (94,375)
  Other, net                                                             (31,142)             64,819
                                                                  ---------------      --------------
    Net cash provided by (used in) financing activities                  906,988          (2,569,393)
                                                                  ---------------      --------------
Net increase (decrease) in cash and cash equivalents                    (303,440)          1,519,870

Cash and cash equivalents at beginning of period                       2,390,856           1,604,194
                                                                  ---------------      --------------
Cash and cash equivalents at end of period                        $    2,087,416           3,124,064
                                                                 ================       =============

                                                                     (Continued)


See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows - Continued
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


Supplemental disclosures of noncash investing and financing activities:

During 2000, the Company recorded the following partial cash activity relating to the purchases of three hotel properties, one of which it had previously operated under a lease agreement:

   Costs:
      Cash                                         $       992,556
      Lease deposit notes applied                          225,694
      Minority partner's investment                        400,000
      Notes payable assumed or issued                    3,767,800
                                                    --------------
                                                   $     5,386,050
                                                    ==============
   Allocated to:
      Property and equipment                       $     5,283,331
      Other assets                                         102,719
                                                    --------------
                                                   $     5,386,050
                                                    ==============


During 2000, the Company recorded the following partial cash activity relating to the sales of two hotel properties and the sales of leasehold interests in two other hotel properties:

  Proceeds:
     Cash, net of closing costs                    $     1,185,266
     Notes receivable, net                                 550,000
                                                    ---------------
                                                         1,735,266
  Basis in assets sold:
    Property and equipment, net                          4,563,459
    Other assets                                            89,721
    Notes payable                                       (3,509,808)
                                                    ---------------
                                                         1,143,372
                                                    ---------------

  Net gains                                        $       591,894
                                                    ===============

                                                       (Continued)



See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows - Continued
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


In June 1999, the Company recorded the following partial cash activity relating to the sale of a 150-room hotel in Orlando, Florida:

      Gross sales price                                      $  13,500,000
      Portion allocated to management
        and franchise contract termination                      (1,446,590)
                                                              -------------
      Net sales price                                           12,053,410

      Basis in property sold                                    (6,474,116)
      Costs                                                       (327,682)
                                                              -------------

      Net gain                                               $   5,251,612
                                                              =============

     The company owned approximately 59% of the partnership which owned the hotel.

In August 1999, the Company recorded the following partial cash activity relating to the acquisition of management contracts on nine hotel properties:

      Cash and payables                                      $     506,040
      Common stock issued (65,378 shares)                          392,268
                                                              ------------
      Deferred costs of management contracts                 $     898,308
                                                              ============

During 1999, the Company recorded the following partial cash activity relating to the sale of a hotel property and the sales of leasehold interests in four other hotel properties:

      Proceeds:
        Cash, net of closing costs                           $     709,437
        Notes receivable, net                                      825,000
                                                              -------------
                                                             $   1,534,437
      Basis in assets sold:
        Property and equipment, net                              1,184,645
        Other assets                                               655,009
        Notes payable                                             (525,000)
                                                              -------------
                                                                 1,314,654
                                                              -------------
      Net gains                                              $     219,783
                                                              =============


See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                           September 30, 2000 and 1999
                                   (Unaudited)


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

(2)  Comprehensive Income (Loss)

     Total comprehensive income (loss) for the nine months ended September 30, 2000 and 1999 was $(271,805) and $2,065,410, respectively, and for the three months ended September 30, 2000 and 1999 was $(3,819) and $283,529, respectively.

(3)  Segment Information

     Condensed operating results for each Company segment for the nine months ended September 30, 2000 and 1999 are presented below:

                                                  Nine months ended September  30,  2000
                             ----------------------------------------------------------------------------------
                                 Hotel       Hotel      Hotel       Development
                              Ownership   Management  Franchising   & Corporate    Eliminations    Consolidated
                              ---------   ----------  -----------   -----------    ------------    ------------

    Revenues                 $18,872,173   1,533,545    1,378,818        955,893    (1,390,734)      21,349,695
    Expenses                  13,894,395   1,596,126      819,598      1,256,179    (1,390,734)      16,175,564
                              ----------   ----------  -----------   -----------                     ----------
       EBITDAR*                4,977,778     (62,581)     559,220       (300,286)                     5,174,131

    Rent                       2,074,184           -            -              -                      2,074,184
    Depreciation               1,040,418     100,025       94,500         18,000                      1,252,943
    Interest                   1,729,339           -            -        454,481                      2,183,820
                              ----------   ----------  -----------   -----------                     ----------

    Income (loss) before
       income taxes          $   133,837    (162,606)     464,720       (772,767)                      (336,816)
                              ==========   ==========  ===========   ===========                     ==========

                                                  Nine months ended September  30,  1999
                             ----------------------------------------------------------------------------------
                                 Hotel       Hotel      Hotel       Development
                              Ownership   Management  Franchising   & Corporate    Eliminations    Consolidated
                              ---------   ----------  -----------   -----------    ------------    ------------
    Revenues                 $19,446,646   1,851,205    1,812,766      3,547,428    (1,273,702)      25,384,343
    Expenses                  13,893,547   1,287,712      835,222      1,220,899    (1,273,702)      15,963,678
                              ----------   ----------  -----------   -----------                     ----------
       EBITDAR*                5,553,099     563,493      977,544      2,326,529                      9,420,665

    Rent                       2,399,882           -            -              -                      2,399,882
    Depreciation               1,097,188      21,360       90,000          9,000                      1,217,548
    Interest                   1,834,766           -            -        529,724                      2,364,490
                              ----------   ----------  -----------   -----------                     ----------

    Income (loss) before
       income taxes          $   221,263     542,133      887,544      1,787,805                      3,438,745
                              ==========   ==========  ===========   ===========                     ==========

                                                                     (Continued)

                                                                     (Continued)


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                           September 30, 2000 and 1999
                                   (Unaudited)


Condensed operating results for each Company segment for the three months ended September 30, 2000 and 1999 are presented below:


                                                  Three months ended September  30,  2000
                             ----------------------------------------------------------------------------------
                                 Hotel       Hotel      Hotel       Development
                              Ownership   Management  Franchising   & Corporate    Eliminations    Consolidated
                              ---------   ----------  -----------   -----------    ------------    ------------

    Revenues                $ 6,567,003      585,773      474,611       686,586      (500,990)      7,812,983
    Expenses                  5,049,740      547,309      314,839       426,334      (500,990)      5,837,232
                            -----------   ----------  -----------   -----------     ------------   ------------
       EBITDAR*               1,517,263       38,464      159,772       260,252                     1,975,751

    Rent                        740,987            -            -             -                       740,987
    Depreciation                362,740       36,781       31,500         6,000                       437,021
    Interest                    626,369            -            -       138,863                       765,232
                            -----------   ----------  -----------   -----------     ------------   ------------
    Income (loss) before
      income taxes         $  (212,833)        1,683      128,272       115,389                        32,511
                            ===========   ==========  ===========   ===========     ============   ============

                                                  Three months ended September  30,  1999
                             ----------------------------------------------------------------------------------
                                 Hotel       Hotel      Hotel       Development
                              Ownership   Management  Franchising   & Corporate    Eliminations    Consolidated
                              ---------   ----------  -----------   -----------    ------------    ------------

   Revenues                 $ 6,901,554     544,643       558,331       344,414       (470,847)       7,878,095
   Expenses                   4,794,323     442,940       216,932       453,526       (470,847)       5,436,874
                            -----------   ----------  -----------   -----------                       -----------
     EBITDAR*                 2,107,231     101,703       341,399     (109,112)                       2,441,221


   Rent                         898,912           -             -             -                         898,912
   Depreciation                 305,120       7,170        30,000         3,000                         345,290
   Interest                     566,586           -             -       165,793                         732,379
                            -----------   ----------  -----------   -----------                       -----------

Income (loss) before
   income taxes             $   336,613      94,533       311,399     (277,905)                         464,640
                            ===========   ==========  ===========   ===========     ============     ============


* Earnings before interest, taxes, depreciation, amortization, and rent


Development and corporate revenues and income before taxes in the nine month period ended September 30, 1999 include the Company's approximate $3 million share of the gain on sale of its Orlando hotel net of gains, losses, and impairment provisions relating to other hotel properties sold or held for sale. Hotel management and franchising revenues and income before taxes in the nine month period ended September 30, 1999 include termination fees of approximately $605,000 and $640,000, respectively, relating to the sale of the Orlando hotel.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Financial Condition.
----------------------------------------

The Company generated positive cash flow from operations of approximately $2,009,000 during the first nine months of 2000. This included sales of trading securities of approximately $1,034,000, thus actual cash generated from operating segments amounted to approximately $975,000, most of such being generated in the second and third quarters. Property sales generated approximately $1,185,000 of additional funds in addition to a $550,000 note receivable which will provide additional cash inflow in future periods. The most notable of these sales was the 180-room Days Inn in Daytona, Florida (the "Daytona Hotel") for an aggregate sales price of approximately $3.5 million. During 1999, the Daytona Hotel contributed net income before taxes of approximately $108,000 and during 2000 contributed net income before taxes of approximately $275,000 prior to its sale in September. The Company sold a 40-room hotel property in Wharton, Texas in January 2000 resulting in net cash proceeds of approximately $267,000. Also, a mortgage obligation was reduced by $600,000 in connection with the sale. The property continues to operate as a Country Hearth Inn. In April, the Company sold an Ohio hotel and an unimproved land parcel for aggregate net proceeds of approximately $314,000. A $671,000 mortgage note was paid off in connection with the hotel sale.

In June 2000, the Company purchased a 40-room Country Hearth Inn in Barnesville, Georgia which had previously been operated by the Company under an operating lease. The $1,350,000 purchase price was substantially funded by the assumption of a mortgage note of approximately $968,000 and the offset of notes receivable previously due from the seller of approximately $226,000. In August 2000, the Company purchased a 40-room hotel in Grand Rapids, Michigan and a 42-room hotel in Dublin, Ohio. Both properties were immediately converted to operate as Country Hearth Inns and are managed by the Company. The Grand Rapids property was purchased by a limited liability corporation ("LLC") which is 20% owned by the Company. The property is operated by the Company under a lease agreement with the LLC. Due to effective control, the Grand Rapids property is included in the Company's financial statements on a consolidated basis and the unaffiliated third party's investment in the LLC is treated as minority interest. The $1.8 million purchase price was essentially funded by the unaffiliated third party investment of $400,000 and the issuance of a $1.4 million first mortgage note. Closing costs of approximately $100,000 were funded by the Company. The Dublin property was purchased by a partnership which is 70% owned by the Company. The $2 million purchase price and closing costs were funded from partnership cash and the issuance of a $1.4 million first mortgage note. The Company used aggregate cash funds of approximately $993,000 for these three hotel acquisitions.

During the first nine months of 2000, the Company disbursed approximately $653,000 for originations of new notes receivable. Most of these notes relate to lease deposits for five new 40-room Country Hearth Inns located in rural communities in Georgia which will be operated by the Company. Two of these properties are expected to open in 2000 and the other three are expected to open in 2001. The Company is committed to expend an additional $360,000 relating to these properties. A substantial portion of the funds needed for the new notes receivable was generated from principal receipts on existing notes receivable of approximately $536,000.

In addition to the acquisitions discussed above, the Company invested approximately $3,047,000 in capital expenditures during the first nine months of 2000. Most of these expenditures relate to the construction of two new 40-room Country Hearth Inns in Madison, Indiana and Urbana, Ohio. Both properties are expected to open in the fourth quarter of 2000. Approximately $1.8 million of such expenditures were funded by construction loan proceeds.

Additionally, the Company repaid debt obligations, paid preferred stock dividends, and made distributions to its minority interest partners. Such expenditures aggregated approximately $1.3 million during the nine months ended September 30, 2000. The combined effect of these and the other activities discussed above resulted in a net decrease in cash of approximately $303,000 from December 31, 1999 after making a $400,000 draw on a line of credit commitment of $1,090,000. The Company has construction loan commitments which are considered adequate to complete current new construction projects and also has an unused line of credit commitment of $690,000. Also, several Company owned or leased properties are held for sale. Such sales, if closed, will provide additional cash funds. Management believes that the Company's present liquidity and existing funding commitments are adequate to sustain current operations and currently projected capital expenditures.


Material Changes in Results of Operations.
------------------------------------------

Comparison of the nine month periods ended September 30, 2000 and 1999 is distorted by the impact of the June 1999 sale of the Company's Orlando, Florida hotel. Development and corporate revenues, earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR"), and income before taxes in the 1999 nine month period included the Company's approximate $3 million share of the gain on sale. Hotel management and franchising revenues, EBITDAR, and income before taxes in the 1999 nine month period included termination fees of approximately $605,000 and $640,000, respectively, relating to the sale of the Orlando hotel. Excluding the impact of the Orlando hotel sale, nine month 2000 EBITDAR was virtually unchanged from the same period in 1999 and income (loss) before taxes improved approximately $469,000 versus the same period in 1999. This is largely attributable to the approximate $579,000 gain on the sale of the Daytona Hotel.

Third quarter 2000 EBITDAR decreased approximately $465,000 and income (loss) before taxes decreased approximately $432,000. Such declines resulted from decreased profitability in all three of the Company's operating segments as discussed below.

Owned and leased hotel income (loss) before taxes declined by approximately $550,000 and $87,000 for the three and nine month 2000 periods, respectively, versus the 1999 periods. Of the 28 hotel properties which were owned and operated for all of 1999 and 2000 to date, 15 experienced revenue declines in 2000 and revenues in total for the 28 hotels declined 6.7% in the aggregate. Most of such declines occurred in the third quarter of 2000 resulting in an approximate $590,000 decrease in EBITDAR. Management is disappointed with these results and is presently evaluating corrective measures.

Even after the exclusion of the impact of the Orlando hotel sale, hotel management income (loss) before taxes declined in the three and nine month 2000 periods versus the same periods in 1999. Part of this is attributable to the decline in revenues of Company owned and leased hotels. Additionally, hotel management operating expenses increased by approximately $104,000 and $308,000 for the three and nine month periods, respectfully. These increases have basically eliminated the additional profits expected from the incremental third party management contracts. Management is also disappointed with these results and is presently evaluating corrective measures.

Excluding the impact of the Orlando hotel sale,  franchising  EBITDAR and income
(loss) before taxes increased by approximately $220,000 for the nine month 2000 period versus the same period in 1999. Such improvements resulted from additional franchise property openings and from a decrease in franchising payroll and other expenses. Third quarter EBITDAR and net income before taxes decreased by approximately $180,000 in 2000 versus 1999. This was due to the declines in Company owned and leased hotel revenues, a $57,000 decrease in initial fees which can fluctuate significantly from period to period, and a significant increase in marketing expenditures. Management continues to invest in the growth of the franchising segment.

Changes in corporate expenses, interest income, and other recurring non-segment related items were not significant. The primary difference between 2000 and 1999 development and corporate nine month EBITDAR and income (loss) before taxes relates to the Orlando hotel sale previously discussed. Corporate interest expense in 2000 has decreased from 1999 and is expected to continue to decrease as the non-mortgage note balances are reduced.

The Company files income tax returns and recognizes income tax expense (benefit) on an annual calendar basis. The deferred income tax expense (benefit) recognized in the 2000 and 1999 interim periods represent management's estimates of the impact on the annual income tax expense (benefit) which results from such interim period's operations.


Risk Factors.
-------------

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2000, the Company's obligations included eight variable rate mortgage notes with aggregate principal balances of $6,950,665 which mature at various dates through 2015. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point in the prime interest rate would increase the Company's interest expense by approximately $69,000 per year. This risk is somewhat mitigated in that inflationary increases in interest rates would theoretically result in increases in average hotel room rates. Also, significant increases in interest rates would have a dampening effect on additions of competitive hotels in the Company's markets.

At September 30, 2000, the Company's unrestricted investment securities included equity securities valued at $113,952. The Company is exposed to the risk that such securities will become worthless. The Company's restricted investment securities also include equity securities. Such restricted securities comprise the assets of the Company's deferred compensation plan and changes in the value of such securities have no net impact on the Company's earnings.

The ultimate collection of the Company's notes receivable is subject to various credit risks. Such risks and the Company's approach to valuing such instruments is discussed in the Company's December 31, 1999 Form 10-KSB.

                           PART II - OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During 1999, the Company temporarily suspended payments of Series A preferred stock dividends due to liquidity requirements created by the seasonal aspects of the Company's hotel operations. Such preferred dividends are cumulative and would be required to be paid prior to any distributions to common shareholders. As of November 10, 2000, a total of $143,750 of Series A preferred dividends were in arrears. The holders of the Series A preferred stock have tentatively agreed to forgive the cumulative preferred dividends in arrears in exchange for the settlement of certain claims the Company has against them.



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


                                    Buckhead America Corporation
                                             (Registrant)



November 14, 2000                   /s/ Douglas C. Collins
------------------------            ------------------------------------------
     Date                           Douglas C. Collins
                                    President and Chief Executive Officer


November 14, 2000                   /s/ Robert B. Lee
-------------------------           ------------------------------------------
     Date                           Robert B. Lee
                                    Senior Vice President and
                                    Chief Financial and Accounting Officer