Form 10-K
period 2000-12-31
BUCKHEAD AMERICA CORP
filed 2001-04-02
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

(MarkOne)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________________ to ________________
     Commission file number 0-22132

                          BUCKHEAD AMERICA CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                        58-2023732
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)

             7000 Central Parkway, Suite 850, Atlanta, GA      30328
            (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code  (770) 393-2662

     Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
               None                                   None

           Securities registered under Section 12(g) of the Act:

                      Common stock, par value $.01
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value is computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of February 28, 2001: $3,842,434.

     For purposes of this response, all executive officers, directors, and holders of greater than 10% of the outstanding common shares of the registrant as of the specified date are considered to be affiliates.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of February 28, 2001:

           Common Stock, par value $.01 - 2,015,885 shares outstanding
           -----------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Information contained in registrant's definitive proxy statement relating to the 2001 Annual Meeting of Stockholders is incorporated by reference in response to Items 10 through 13 of Part III.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General Development of Business
- -------------------------------

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

     Material Purchases and Sales of Significant Assets. Prior to 1997, the Company purchased and sold various assets; primarily hotels, mortgage notes secured by hotels, hotel franchising rights, and other hospitality related assets. As of December 31, 1996, the Company owned seven hotels, primarily limited service, four of which were managed by the Company, including a 150-room hotel in Orlando, Florida (the "Orlando Hotel") owned by a partnership in which the Company held a 55% interest. The Company also owned the rights to franchise and license Country Hearth Inns, a modernized bed and breakfast hotel concept. As of December 31, 1996, nineteen Country Hearth Inns were open, six of which were Company owned.

     In May 1997, the Company completed its acquisition of The Lodge Keeper Group, Inc. of Prospect, Ohio ("Lodge Keeper"). Lodge Keeper operated 18 hotels under long-term leases, held management contracts on six Country Hearth Inn hotels and owned a 186-room independent extended-stay hotel. Simultaneously, Lodge Keeper assumed the management responsibilities of the four hotels owned by the Company.

     In September 1997, the Company completed its acquisition of Hatfield Inns, LLC. ("Hatfield"). The acquisition included eight 40-room hotel properties located in Kentucky and Missouri. All eight properties were converted to operate as Country Hearth Inns and are managed by Lodge Keeper. The acquisition also included the plans and design rights which the Company has used for the development and construction of additional properties.

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

     In June 1999, the Company sold the Orlando Hotel to Orange County, Florida to make way for the planned expansion of the Orange County Convention Center. The Company continued to operate the property under a lease agreement which expired in January 2001.

     During 1998 - 2000, the Company constructed and opened five additional Company owned 40-room hotels and entered into leases on four other 40-room hotels which were opened in 1999 and 2000.

     During 2000, the Company sold three hotels and purchased three hotels. Also during 2000, the Company changed most of the key personnel involved in its hotel management segment (Lodge Keeper), and moved its hotel management operations to its corporate office in Atlanta, Georgia. The hotel accounting function remains in Prospect, Ohio.

     From 1994 through 2000, the Company expanded its Country Hearth Inn franchising operations by developing updated prototype hotels, implementing a franchise sales and marketing plan, and establishing a centralized room reservation system. The Company is licensed to sell Country Hearth Inn hotel franchises in 50 states. As of December 31, 2000, 58 Country Hearth Inns were open and operating in 12 states, 29 of which were Company owned or leased.

     In addition to the Company owned and leased properties described above, Lodge Keeper manages 22 other hotel properties which operate under various brand names, including seven Country Hearth Inns.

Financial Information About Segments
- ------------------------------------

     The information required by this caption is included in the Company's consolidated financial statements which are included pursuant to Item 8 of this Form 10-K and incorporated herein by reference.

Description of Business
- -----------------------

     Principal Products and Services. The Company operates in the hospitality industry and its principal holdings include hotels, leasehold interests in hotels, loans and other investments secured by hotels, franchising rights, hotel management contracts and other related assets. Its principal product is the Country Hearth Inn mid-priced hotel chain which the Company acquired in May 1994. The primary activities of the Company involve the expansion of the Country Hearth Inn chain, limited-service hotel management, and development/acquisition/sale of hotel properties. Expansion of the Country Hearth Inn chain has been effected through direct acquisition and conversion of existing hotels, new construction, and through franchise sales. Additionally, the Company manages 60 hotels, 38 of which are Company owned or leased. For certain further information about the Company's hotels, see "ITEM 2. DESCRIPTION OF PROPERTY."

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

     Hotel operations involves the operations of Company owned and leased hotels. Revenues are generated from unaffiliated hotel guests. Hotel operations also includes the Company's share (equity method) of unconsolidated entities which also operate hotels and the minority interests share of consolidated partnerships' results which are included in hotel operations.

     Hotel development involves the development and construction or purchase of existing hotel properties and subsequent sale thereof along with related activities such as servicing notes receivable generated from sales. Corporate activities are generally administrative and also include all interest income and expense which does not specifically relate to other segment operations.

     Franchise and management fees are charged to Company owned and leased hotels at the same rates as charged to unaffiliated customers.

     Brands. The Company's owned and leased properties as of December 31, 2000 operate under the brand names of Country Hearth Inn (29), Super 8 (4), Sleep Inn
(2), Travelodge (1), and unbranded (2). Additionally, the Company, through Lodge Keeper, manages other hotels which operate under other brand names, including Holiday Inn, Ramada Inn, Suburban Lodge, Villager, Best Western, and others.

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

     Seasonality. Due to the typical travel trends of hotel guests in most of the geographic areas in which the Company operates, limited service hotel operations tend to be highly seasonal. Historically, results in the second and third calendar quarters are stronger than in the first and fourth quarters. This seasonality impacts all three of the Company's operating segments since the revenues of all three segments are dependent on hotel guest revenue.

     Research and Development. During 2000,1999, and 1998 the Company invested approximately $38,000, $28,000, and $42,000, respectively, in market studies, environmental studies, and other feasibility analyses relating to potential hotel acquisitions and development.

     Environmental Compliance. The Company's operations and maintenance policies and procedures at each owned, leased, or managed property include policies and procedures regarding environmental compliance. The costs of such compliance is not significant.

     Employees. As of February 28, 2001, the Company had 777 employees in the aggregate, including 6 full-time corporate employees, 6 full-time and 2 part-time hotel franchising employees, 30 full-time and 2 part-time hotel management employees, and 312 full-time and 419 part-time hotel operations employees.

Financial Information About Geographic Areas
- --------------------------------------------

     All of the Company's operations are conducted in the United States.

Risk Factors
- ------------

     This Form 10-K contains forward looking statements that involve risks and uncertainties. Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ significantly from the results indicated by such forward looking statements.

     The Company is subject to a number of risks, including the general risks of investing in real estate, the illiquidity of real estate, environmental risks, possible uninsured or underinsured losses, fluctuations in property taxes, hotel operating risks, the impact of competition, the difficulty of managing growth, seasonality, the risks inherent in operating a hotel franchise business, and the risks involved in hotel renovation and construction. For a discussion of these and other risk factors, see the ARISK FACTOR" section contained in the Company's Registration Statement on Form S-3 (File No. 333-37691).

ITEM 2.  DESCRIPTION OF PROPERTY.

Corporate Offices
- -----------------

     The Company's corporate headquarters are located at 7000 Central Parkway, Suite 850, Atlanta, Georgia. The Company leases approximately 4,900 square feet as its corporate headquarters. The lease term extends through December 2002 at an annual rate of approximately $96,600. Franchising and hotel management operations are also conducted at this location. The Company believes its headquarters are adequate for its current needs.

     Hotel accounting functions and some marketing functions are conducted by Lodge Keeper which operates in leased office space located in Prospect, Ohio. The Lodge Keeper leased space includes approximately 16,800 square feet and extends through November 2006 at an annual rate of approximately $60,000. The Company believes that these offices are adequate for its current needs and provide room for moderate expansion.

Owned and Leased Real Properties
- --------------------------------

     Land. As of February 28, 2001, the Company owned five parcels of undeveloped and unencumbered land, with an aggregate book value of $304,817. All of such parcels are held for sale.

     Owned and Leased Hotel Properties. The following table sets forth certain 2000 information for each of the Company's owned and leased hotels:

                                                                                                 Revenue
                                                                      Average       Average        per
                                    No. of     Year       Year       Occupancy       Daily      Available       Total
           Properties               Rooms     Built     Acquired      Rate(a)       Rate(a)     Room (a)     Revenue(b)
           ----------               -----     -----     --------      -------       -------     --------     ----------

Country Hearth Inn
 Dalton, GA                           90       1970       1996         37.1%           $29.55       $10.96      $ 372,183

Country Hearth Inn
 Norcross, GA                        121       1985       1998         47.1%           $37.53       $17.67      $ 805,494

Country Hearth Inn
 Atlanta, GA                          82       1971       1996         51.9%           $58.99       $30.62      $ 989,130

Country Hearth Inn
 Mason, OH                            93       1997       1999         40.3%           $69.11       $27.85     $1,012,137

Country Hearth Inns and                        1987-
 Suites (2) in MI and OH              82       1988       2000         56.2%           $63.97       $35.95      $ 393,662
 KY, MO, OH, GA

Owned Rural Gold Country                       1993-      1995-
 Hearth Inns (15) in 6 States        599       2000       2000         53.0%           $49.22       $26.09     $5,326,222
 St. Louis, MO

Leased Rural Gold Country                      1998-      1998-
 Hearth Inns (3) in GA                120      2000       2000         63.3%           $44.63       $28.25      $ 880,878

Host Leased Properties                        1977-       1997-
 (8) in 6 States                      542     1995        1998         50.8%           $48.94       $24.86     $5,307,636

Other Leased Properties                       1970-
 (4) in OH                            301     1973        1997         47.0%           $49.02       $23.04     $2,257,429

Northwest Inn                                 1964-
 St. Louis, MO                        186     1968        1997         94.0%           $21.89       $20.58     $1,438,208

Other (c)                                                                                                      $4,934,241
- -------------------------------------------------------------------------------------------------------------------------
   Total                                                                                                      $23,717,220
- -------------------------------------------------------------------------------------------------------------------------

(a) Statistical information represents full year of operation.
(b) Total revenue represents revenues earned during ownership period.
(c) Represents revenues earned in 2000 from properties prior to their sale or lease expiration.

     Dalton, GA Country Hearth Inn. This 90-room hotel was acquired in August 1996. Renovation and refurbishment of the property was completed in February 1997 and the hotel presently operates as a Country Hearth Inn. The hotel secures two mortgage notes with a combined December 31, 2000 balance of $1,208,512. This property is held for sale and the Company has received a letter of intent from a potential purchaser. No assurance can be given that such anticipated sale will close.

     Norcross, GA Country Hearth Inn. This 121-room hotel was acquired in 1998 and was converted to operate as a Country Hearth Inn in 1999. The hotel secures a mortgage note with a December 31, 2000 balance of $3,661,405. This property is held for sale and is presently listed with a broker.

     Atlanta, GA Country Hearth Inn. The Company acquired this 82-room hotel in March 1996. During the latter half of 1996, the hotel was renovated and refurbished for conversion to operate as a Country Hearth Inn which it presently continues to operate as. This hotel secures a first mortgage loan with a December 31, 2000 balance of $1,986,753.

     Mason, OH Country Hearth Inn. This 93-room Country Hearth Inn was constructed in 1996 and 1997 and opened in June 1997. The Company's investment in the partnership which owns the hotel increased from 27.5% to 44.5% in May 1997 in connection with the Lodge Keeper acquisition. The property is subject to a first mortgage loan with a December 31, 2000 balance of $2,445,592. The partnership also has notes payable to certain partners including $221,395 to the Company and $248,759 to a minority partner as of December 31, 2000.

     Country Hearth Inns and Suites (2) . In August 2000, the Company acquired a 40-unit all suites property in Grand Rapids, Michigan and a 42-unit all suites property in Dublin, Ohio. Both properties were immediately converted to operate under the Country Hearth Inn franchise system. The Dublin property is owned by a limited partnership in which the Company holds an approximate 70% interest and the hotel secures a mortgage note with a December 31, 2000 balance of $1,396,739. The Grand Rapids property is owned by an LLC in which the Company holds a 20% interest and the hotel secures a mortgage note with a December 31, 2000 balance of $1,398,053. The Company leases (triple-net basis) the property from the LLC for net rent of approximately $200,000 per year.

     Owned Rural Gold Country Hearth Inns (15). In September 1997, the Company acquired eight 40-room hotel properties located primarily in smaller communities of Kentucky (5) and Missouri (3). All eight were converted to and presently operate as Country Hearth Inns. From 1998 through 2000 the Company constructed five additional properties of similar design in Kentucky (2), Ohio (2), and Indiana (1). In 2000, the Company purchased another similarly constructed hotel in Georgia which it had previously operated under a lease agreement. Generally, these 14 properties are interior corridor 40-room facilities located in smaller communities and enjoy limited competition. They secure first and second mortgage notes payable with December 31, 2000 balances aggregating $12,885,844. As of December 31, 2000, ten of these properties were held for sale. Two of the properties were sold in February 2001 and the other eight remain held for sale.

     Another 40-room rural property in Texas which the Company had acquired in 1995 was sold in March 2001.

     Leased Rural Gold Country Hearth Inns. The Company also operates three 40-room properties in Georgia under long term triple-net lease agreements. Each lease has an initial term of 15 years and options for up to an additional 15 years. Each lease requires annual base rent of $150,000 and provides for additional percentage rent based on hotels revenues over certain levels.

     Host Leased Properties. During 1997 and 1998, the Company, in two separate transactions, entered into long term lease agreements for four Super 8 Motels, three Sleep Inns, and two Country Hearth Inns owned by Host Funding, Inc. ("Host"). One of the Country Hearth Inn leases was terminated in 1999 when the property was sold by Host. The leased properties are located in Florida (2), Mississippi, Missouri (2), Illinois, Kentucky, and Indiana. Lease terms are for fifteen (15) years with two extension options of five years each, and provide for contingent payments based on a percentage of revenues. Base rents for the eight properties aggregates $2,246,841 per year. Host is responsible for property taxes and capital expenditures.

     Other Leased Properties. In addition to the leased Rural Gold Country Hearth Inns and Host leased properties described above, the Company leases four other limited-service hotels all of which are located in Ohio. Three properties operate as Country Hearth Inns and one as a Travelodge. Lease terms range from 10 to 30 years with options to renew at varying terms. Certain of the leases provide for contingent payments based upon a percentage of revenues. Base rentals on the four properties aggregates $268,747 per year. Three of these leasehold interests are presently being marketed for sale.

     St. Louis Northwest Inn. The Company acquired the 186-room Northwest Inn in St. Louis, Missouri, as part of the May 1997 Lodge Keeper acquisition. The property is an extended-stay facility which is positioned to compete with existing low priced extended-stay properties in the area. The property secures a first mortgage loan with a December 31, 2000 balance of $1,669,453.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
- ------------------

     The Company's Common Stock trades on The Nasdaq SmallCap Market under the symbol: BUCK. Prior to February 27, 2001, the Common Stock was traded on The Nasdaq National Market.

     The following table presents the high and low sales prices for the Common Stock for each quarter of 1999 and 2000.

                                                         ($ Per Share)
                                                        ----------------
                                                        High        Low
                                                        ----        ----
Quarter  ended March 31, 1999                           6.12        4.25
Quarter  ended June 30, 1999                            6.50        4.75
Quarter  ended September 30, 1999                       6.12        5.50
Quarter  ended  December 31, 1999                       6.00        5.37
Quarter ended March 31,  2000                           5.94        5.12
Quarter  ended June 30, 2000                            5.56        4.00
Quarter ended September 30, 2000                        5.37        4.12
Quarter ended December 31, 2000                         5.50        3.62

     The sales price amounts have been supplied by The Nasdaq Stock Market and do not include retail mark-up, mark-down, or commission and may not represent actual transactions.

Holders
- -------

     As  of  February  28,  2001,   the  Company   estimates   that  there  were
approximately 800 beneficial holders of its Common Stock, including individual participants in security position listings.

Dividends
- ---------

     On September 23, 1997, the Company issued 30,000 unregistered shares of $100 par value ten percent (10%) nonvoting cumulative Series A Preferred Stock as partial consideration for the acquisition of Hatfield Inns, LLC. Pursuant to a settlement agreement finalized in 2000, certain dividends in arrears were forgiven and the Company agreed to exchange all of the outstanding shares of Series A Preferred Stock for an equal number of unregistered shares of $100 par value Series B Preferred Stock. The exchange was completed in the first quarter of 2001. The Series B Preferred Stock is nonvoting and accrues cumulative dividends at the rate of 9.25%. The Series B Preferred Stock has certain rights, privileges and preferences that limit and qualify the rights of the Common Shareholders of the Company. Holders of the Series B Preferred Stock are entitled to receive, prior and in preference to any distribution to the holders of Common Stock, cumulative dividends at the rate of 9.25% per annum, to the extent declared by the Board of Directors. All accrued but unpaid dividends of the Series B Preferred Stock must be paid in full before any cash dividend may be declared on the Common Stock. Further, holders of the Series B Preferred Stock have certain preferential distribution rights in the event of any liquidation, dissolution or winding-up of the Company. During 2000 and 1999, the Board of Directors declared dividends of $231,250 and $163,750 respectively, on the Preferred Stock. As of December 31, 2000, there was $46,250 of cumulative preferred dividends in arrears.

     Certain of the Company's debt obligations contain provisions relating to minimum net worth and debt to equity ratios. In the opinion of management, such restrictions are not likely to limit the ability to pay dividends in the future.

Recent  Sales  of  Unregistered  Securities;  Use of  Proceeds  from  Registered
- --------------------------------------------------------------------------------
Securities
- ----------

     (1) During 2000, the Company issued 19,226 shares of Common Stock to Quality Lodging, LLC as partial consideration for the acquisition of hotel management contracts. The Common Stock issued was valued at a total of $96,130.

     (2) During 2000, the Company agreed to issue 30,000 shares of Series B Preferred Stock in exchange for all of the outstanding shares of Series A Preferred Stock. See "Dividends" above.

     Exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act") for the transaction described in (2) above was claimed on the basis that such transaction did not constitute an "offer," an "offer to sell," or a "sale" under Section 5 of the Securities Act. Exemption from registration under the Securities Act is also claimed for both transactions under Sections 4(2) and 4(6) of the Securities Act and the rules and regulations promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data of Buckhead America Corporation for and as of the end of each of the years indicated in the five-year period ended December 31, 2000 have been derived from the audited consolidated financial statements of Buckhead America Corporation and subsidiaries, which consolidated financial statements have been audited by KPMG LLP. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of Buckhead America Corporation and subsidiaries, including the notes to those consolidated financial statements, which are included elsewhere herein and in the registrant's previously filed Form 10-KSB's for 1999, 1998, 1997, and 1996.

                                                   2000           1999           1998            1997           1996
                                                   ----           ----           ----            ----           ----

     Hotel revenues                           $23,717,220     25,886,594     25,720,086      15,590,744      9,979,477

     Total revenues                            26,697,296     32,672,127     29,169,143      18,569,549     13,872,805

     Income (loss) before income taxes         (5,413,793)     2,723,957        334,495         243,612      1,816,844

     Income tax expense (benefit)               2,859,328      1,055,000       (901,000)     (2,930,000)       -

     Net income (loss)                         (8,273,121)     1,668,957      1,235,495       3,173,612      1,816,844

     Diluted income (loss)
           per common share                      (4.23)          0.61           0.47            1.56           1.00


     Total assets                              53,364,472     58,714,701     59,541,118      52,164,023     27,035,095

     Notes payable                             35,156,721     32,779,342     34,608,429      28,582,108     12,418,959

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Financial Condition and Changes in Financial Condition

     For an understanding of the significant factors that influenced the Company's performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included under Item 8 of this Form 10-K for the years ended December 31, 2000, 1999, and 1998, which are incorporated herein by reference.

     The Company has continued its expansion of the Country Hearth Inn lodging system. The net number of Country Hearth Inns open increased by eight in 1998, by 12 in 1999, and by nine in 2000 bringing the total number of properties open to 58. An additional 31 properties are in various stages of development; most of which are expected to open within the next 12 to 18 months. Included in these numbers are 27 "Rural Gold" properties open at the end of 2000, an increase of 11 during 1999 and an increase of nine during 2000. The "Rural Gold" properties are the interior corridor 40-room properties designed for smaller communities which have historically been overlooked by the lodging industry.

     The Company also has continued expansion of its hotel management business through its wholly-owned subsidiary, The Lodge Keeper Group, Inc. ("Lodge Keeper"). In addition to managing 38 Company owned or leased properties, Lodge Keeper manages 22 other properties for third parties which operate under numerous national brand names, including seven Country Hearth Inns. Total properties managed increased to 60 as of the end of 2000, an increase of 13 during 1999 and an increase of seven during 2000.

     During 2000, the Company sold a 40-room hotel in Texas, a 50-room hotel in Ohio, and a 180-room hotel in Florida. Net proceeds from these sales aggregated approximately $1.1 million in cash plus a $550,000 note receivable. Also, notes payable of approximately $3.5 million were paid-off or assumed by purchasers. The Company remains contingently liable on one mortgage note payable assumed by a purchaser and guaranteed by the Company. Such note has an approximate balance of $2.2 million as of December 31, 2000.

     In August 2000, the Company acquired a 40-unit all suites property in Grand Rapids, Michigan and a 42-unit all suites property in Dublin, Ohio. Both properties were immediately converted to operate under the Country Hearth Inn franchise system. The Dublin property is owned by a limited partnership in which the Company holds an approximate 70% interest and the hotel secures a mortgage note with a December 31, 2000 balance of approximately $1.4 million. The Grand Rapids property is owned by an LLC in which the Company holds a 20% interest and the hotel secures a mortgage note with a December 31, 2000 balance of approximately $1.4 million. The Company leases (triple-net basis) the property from the LLC for net rent of approximately $200,000 per year.

     In June 2000,  the Company  purchased a 40-room  "Rural  Gold"  property in
Georgia which it had previously operated under a lease agreement. The Company assumed a mortgage note payable of approximately $1.0 million in connection therewith.

     Capital expenditures during 2000, aggregated approximately $3.4 million and mostly related to the Company's two newly constructed "Rural Gold" Country Hearth Inns in Madison, Indiana and Urbana, Ohio. Approximately $2.3 million of such expenditures was funded by construction loan commitments and the remainder was funded by working capital and the Company's line of credit.

     In June 1999, the Company completed the sale of the Country Hearth Inn located in Orlando, Florida for $13.5 million. The Company held an approximate 59% interest in the partnership which owned the hotel in addition to holding franchise and hotel management contracts relating to the operation of the property. After retirement of an approximate $4.4 million first mortgage loan, payment of certain fees, costs, bonuses, and minority interest shares, the Company's share of net proceeds was approximately $5.5 million. After distributions to minority interest partners of approximately $3.2 million, the Company began soliciting for additional partnership units and the Company has purchased an additional 14% of the partnership. The Company continued to operate the property under an agreement with Orange County, Florida (the purchaser) until January 2001 at which time the property was demolished to make way for expansion of the Orange County Convention Center.

     In August 1999, the Company purchased nine hotel management agreements from the members of Quality Lodging, LLC ("Quality") for an aggregate purchase price of approximately $900,000, including the issuance of 65,378 unregistered shares of the Company's common stock. The Company also agreed to purchase additional contracts from Quality when the related hotel properties were completed and opened. During 2000, the Company purchased an additional three contracts for an aggregate purchase price of approximately $230,000, including 19,226 unregistered shares of the Company's common stock.

     The Company sold its leasehold interests in four hotel properties during 1999 resulting in aggregate gains of approximately $500,000. These sales represented a continuation of the Company's previously announced desire to divest itself of older properties.

     In July 1999, the Company completed the sale of one of its three 40-room hotel properties in Texas. A second of these properties was sold in January 2000 and the third property was sold in March 2001. Operating profit contribution from these hotels has not been significant. Management estimated an aggregate loss on sale of these three properties to be approximately $300,000. Such loss was recognized in the second quarter of 1999 by the recording of a provision for impairment.

     The Company holds a 44.5% interest in a partnership which owns a 93-room Country Hearth Inn in Mason, Ohio. Due to an increase in effective control, the Company consolidated the partnership in its 1999 and 2000 financial statements. As a result of the consolidation, the Company's property and equipment increased by approximately $4 million and notes payable by approximately $3 million. During 1999, the Company loaned the partnership approximately $240,000 which, along with $268,000 from another partner, was used to reduce the first mortgage obligation on the hotel.

     Capital expenditures during 1999 aggregated approximately $3 million and mostly related to two new Company owned "Rural Gold" Country Hearth Inns in Eddyville, Kentucky and Washington Courthouse, Ohio. Approximately $1.5 million of such expenditures was funded by construction loan commitments and the remainder was funded by working capital and the Company's line of credit.

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

     The Company continued to acquire interests in hotel properties during 1998. The most significant transaction was the purchase of leasehold interests in seven hotel properties owned by Host Funding, Inc. ("Host"). The properties operated as Sleep Inn (3) and Super 8 (4) hotels. The leasehold interests were purchased in June 1998 for an aggregate purchase price of approximately $1.3 million, including approximately $500,000 in cash, $400,000 of Company common stock, and $400,000 of notes payable. The Company committed to expend approximately $400,000 for renovations and other improvements to the properties for which it would receive dollar for dollar credits against its notes payable to Host. Such expenditures were completed during 1999. The Company had previously leased two Country Hearth Inns owned by Host; such transactions having been completed in October 1997. During 1999, one of the Country Hearth Inn properties was sold and the lease terminated.

     The Company also acquired a 121-room hotel in Norcross, Georgia which was operated as a Best Western-Bradbury Suite. The acquisition was completed in May 1998 for an aggregate purchase price of approximately $4 million, including cash of approximately $200,000 and an assumed mortgage note payable of approximately $3.8 million. During 1999, the property was converted to a Country Hearth Inn and marketed for sale. The hotel continues to be held for sale.

     In September 1998, the Company acquired a 50-room hotel property in Coshocton, Ohio for approximately $725,000. The property was operated under a Travelodge license agreement. The Company had previously held a leasehold interest in the property. The purchase price was partially financed by a $600,000 mortgage note which was later paid off with the proceeds from a new $700,000 mortgage note. The Coshocton property was sold in 2000.

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

     The Company's balance sheet at December 31, 1999 included a deferred tax asset of $2,788,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the Company during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in determining whether a valuation allowance is necessary. As a result of significant operating losses incurred in the fourth quarter of 2000 and the necessity to recognize significant asset impairment provisions (see below), management elected to establish a valuation allowance for the full amount of the Company's deferred tax assets. This resulted in the recognition in the fourth quarter of 2000 of a net income tax charge of approximately $2.9 million.


Liquidity and Capital Resources

     The Company experienced quite significant revenue declines in 2000 versus 1999 and 1998 (see "Results of Operations" below). Excluding revenues from hotel sales, the most significant portion of these declines occurred in the fourth quarter. Total revenues in the fourth quarter of 2000 were approximately $1.9 million (or 27%) less than in the same period in 1999.

     As a result of these declines, management increased the number of hotel properties being marketed for sale. In 1999, the Company had placed five hotel properties for sale. During 2000, the Company placed an additional 19 properties for sale. As previously discussed, several of these hotel sales were completed in 1999 and 2000 and as of December 31, 2000, the Company had 17 owned or leased properties classified as held for sale. Four of these properties were sold during the first quarter of 2001 and two others are presently under contract for sale. Management expects net proceeds from 2001 property sales to aggregate $3 million to $5 million.

     The Company has $1,090,000 outstanding on its bank line of credit which must be repaid on or prior to July 31, 2001. Additionally, the Company's current portion of notes payable at December 31, 2000 included mortgage notes which mature in 2001 secured by three hotel properties. One of these properties was sold in 2001 and another is presently under contract for sale. Management expects to sell the third property prior to its note maturity or to negotiate an extension of the note's due date. Management further expects that proceeds from these and other property sales and from positive operating cash flows generated during spring and summer months will be sufficient to satisfy the line of credit obligation.

     The Company has suspended payment of preferred stock dividends and has negotiated deferrals of certain note payable obligations. Also, the Company has terminated all but $180,000 of future development commitments. Management believes that these actions coupled with the proceeds from hotel sales and changes made in its hotel management operations (see below) will provide adequate liquidity for the Company's operations for at least the next eighteen months.


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

     Hotel operations involves the operations of Company owned and leased hotels. Revenues are generated from unaffiliated hotel guests. Hotel operations also includes the Company's share (equity method) of unconsolidated partnerships which also operate hotels and the minority interests' share of consolidated entities' results which are included in hotel operations.

     Hotel development involves the development and construction or purchase of existing hotel properties and subsequent sale thereof along with related activities such as servicing notes receivable generated from sales. Corporate activities are generally administrative and also include all interest income and expense which does not specifically relate to other segment operations.

     Franchise and management fees are charged to Company owned and leased hotels at the same rates as charged to unaffiliated customers and are eliminated in consolidation.

Hotel Franchising Segment

     Hotel franchising revenues and income before taxes amounted to $1,784,142 and $424,763, respectively, in 2000, $2,141,373 and $901,020, respectively, in
1999,  and  $1,320,327  and  $14,046,  respectively,  in 1998.  The 1999 results include termination fees of $640,895 from the Orlando hotel sale transaction. The remaining increases in revenues and profits are attributable to the previously discussed increases in the number of Country Hearth Inns opened in 1998, 1999, and 2000. Revenues also include fees from Company owned or leased hotels of $911,572 in 2000, $809,624 in 1999, and $621,119 in 1998. Management's
continued goal is the expansion of the Country Hearth Inn chain due to the higher profit margins on incremental franchise revenues as compared to the other operating segments.

Hotel Management Segment

     Hotel management revenues and income(loss) before taxes amounted to $1,975,169 and $(606,148), respectively, in 2000, $2,324,275 and $451,908, respectively, in 1999, and $1,193,417 and $(593,398), respectively, in 1998. The 1999 results include termination fees of $604,220 from the Orlando hotel sale transaction. The remaining increases in revenues are attributable to the previously discussed increases in the number of properties managed. Revenues also include fees from Company owned or leased hotels of $933,336 in 2000, $992,252 in 1999, and $968,963 in 1998. The largest increase in recurring, non-eliminating revenues in 1999 occurred in the hotel management segment. This was attributable to a significant increase in the number of hotels managed for unaffiliated third parties. Excluding the effect of the Orlando termination fees, third party management fees increased over $300,000 in 2000 versus 1999. Unfortunately, hotel management operating expenses increased by more than $500,000. The incremental costs (mostly payroll) of servicing the additional third party management contracts exceeded the incremental revenues.

     In the fourth quarter of 2000, the Company changed most of the key personnel involved in its hotel management segment and moved its hotel management operations to its corporate office in Atlanta, Georgia. The hotel accounting function remains in Prospect, Ohio. Management is hopeful that this change will result in more efficient hotel management operations and that the performance of both third party owned hotels and Company owned and leased properties will be improved.

Hotel Operations Segment

     Hotel revenues  amounted to  $23,717,220 in 2000,  $25,886,594 in 1999, and
$25,720,086 in 1998. Hotel earnings before interest, taxes, depreciation, amortization, and rent ("EBITDAR") declined from $7,200,019 in 1998 to $7,115,743 in 1999 and to $4,931,736 in 2000. As previously discussed, the Company had purchased and sold numerous properties during 1998 and 1999. The 1999 changes specified above are mostly attributable to those transactions. The 2000 declines are mostly attributable to certain specific hotels as identified below.

     Revenues from the Company's Orlando Florida hotel decreased $303,000 in 2000 primarily as a result of its impending destruction in January 2001. The Company recognized $193,000 less revenues in 2000 from its Daytona, Florida hotel due to its sale in September 2000. The Company recognized $508,000 less revenues in 2000 from its 40-unit Texas properties primarily as a result of the sale of one of these properties in early 2000; the third, and final, of these Texas properties was sold in 2001. The Company's hotels in Norcross and Dalton, Georgia experienced revenue declines of $635,000 in 2000; both of these properties are included in the portfolio of held for sale properties. Other decreases resulting from 1999 and 2000 property sales are offset by 1999 and 2000 property additions from construction and acquisitions. Also, the Company recognized a loss of $568,000 in its hotel operations segment relating to a joint venture investment which sold a hotel in 2000; that investment will no longer impact the Company's operations.

     Revenues, EBITDAR, and income before taxes from the Company's owned and leased "Rural Gold" properties increased in 2000 primarily as a result of property additions. Revenue per available room (REVPAR) at these hotels which were open for all of 1999 and 2000 increased slightly in the aggregate. Overall REVPAR declined slightly as a result of the newly opened properties still being in their ramp up stages. Management continues to believe in the "Rural Gold" concept and intends to commit additional resources, when available, to its growth.

     Management viewed hotel operations as a less profitable, but necessary, segment to support development and franchising activities. Growth of the Country Hearth Inn brand has been partially effected through development activities which result in hotel ownership. Until hotel properties are eventually sold, the operations of the hotels impact the results of the Company. Margins on hotel revenues are not considered to be as potentially profitable as the fee based segments (franchising and management). However, in order to grow the fee based segments, the Company has had to invest in hotel operations assets. Note that owned and leased hotel operations contributed $1,844,908 in 2000, $1,801,876 in 1999, and $1,590,082 in 1998, to the fee based segments. Management no longer believes that development activities which result in hotel or leasehold ownership will be necessary to enhance the growth of the fee based segments. Partially as a source for capital and partially as a change in strategy, the Company is presently offering many of its hotel properties for sale and does not plan to make additional development investments other than those presently committed.

Other Non Segment Related Items

     Other non-segment related expenses in 2000 such as non-mortgage related interest expense and corporate expenses were comparable to 1999 and 1998 and in line with management expectations. Development related revenues in 1999 primarily consisted of gains on property sales of $3,214,110. These gains resulted from the Orlando hotel sale and the sale of leasehold interests previously discussed. 1998 results included gains of $1,648,894 from the leasehold sales. Investment income increased from $201,334 in 1998 to $495,531 in 1999 primarily as a result of the notes receivable generated from the leasehold sales. Investment income in 2000 decreased as a result of paydowns on such note balances. The 2000 year end note receivable balance increased as a result of the Daytona hotel sale.

     Other income in 2000, 1999 and 1998 amounted to $14,237, $38,591, and $675,167, respectively. The 1998 amount includes a $510,000 nonrecurring item.

     Changes in interest expense and depreciation expense are directly related to changes in owned hotel properties. All Company owned hotels are encumbered by mortgage obligations, most of which are fixed rate. The Company uses consistent straight-line depreciation methods for all owned hotels which results in depreciation expense recognition consistent with hotel ownership changes. An exception to this is that depreciation expense is not recognized on properties held for sale. Due to the significant number of properties which were classified as held for sale at the end of 2000, depreciation expense is expected to be much less in 2001.

     Property and leasehold interests held for sale are stated at the lower of cost or fair value less costs to sell. Fair value of property and leasehold interests held for sale has been estimated by Management based upon current market information. At the date on which a decision is made to dispose of a property or leasehold interest, any amount by which the carrying amount of an asset exceeds the fair value less cost to sell is reported as a provision for impairment. During 2000 and 1999, the Company recorded provisions for impairment of $2,050,000 and $373,529, respectively, relating to its properties held for sale. The Company recorded an additional $250,000 provision for impairment in 2000 relating to two Host leases because the lender has initiated foreclosure activities against Host on two of the properties.

     In 1998, the Company recognized an income tax benefit of $901,000 resulting primarily from a decrease in the valuation allowance for deferred tax assets. The Company recognized income tax expense in 1999 of $1,055,000 which was approximately equal to 39% of pretax income. The Company recognized income tax expense of $2,859,328 in 2000 as a result of the previously discussed increase in the deferred tax valuation allowance.



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

     The Company is subject to a number of risks, including the general risks of investing in real estate, the illiquidity of real estate, environmental risks, possible uninsured or underinsured losses, fluctuations in property taxes, hotel operating risks, the impact of competition, the difficulty of managing growth, seasonality, the risks inherent in operating a hotel franchise business, the risks involved in hotel renovation and construction, and the uncertainty of obtaining additional financing or extensions of existing credit facilities as needed. For a discussion of these and other risk factors, see the "RISK FACTOR" section contained in the Company's Registration Statement on Form S-3 (File No. 333-37691).

Effect of New Accounting Pronouncements

     On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements. " The Staff's expressed intent in this bulletin was not to change current guidance, but rather to clarify existing guidance summarizing certain of the SEC staff's reviews in applying accounting principles generally accepted in the United States of America to revenue recognition circumstances. SAB No. 101 reiterated four criteria for revenue recognition: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services are rendered, (3) the seller's price to purchase is fixed and determinable, and (4) collectibility is reasonably assured.

     The Company implemented SAB No. 101, as required, in the fourth quarter of the fiscal year ended December 31, 2000. The revenue recognition criteria in SAB No. 101 were consistent with the Company's existing revenue recognition policies and, as a result, the implementation of SAB No. 101 did not have a material effect on the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities. " In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133. " SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company does not expect the adoption of SFAS No. 133 and SFAS No. 138 to have a material effect on the Company's financial statements as the Company had no derivative instruments as of December 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of December 31, 2000, the Company's obligations included variable rate mortgage notes and a line of credit bank note with aggregate principal balances of $3,716,907 which mature at various dates through 2015. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point in the prime interest rate would increase the Company's interest expense by approximately $37,000 per year. This risk is somewhat mitigated in that inflationary increases in interest rates would theoretically result in increases in average hotel room rates. Also, significant increases in interest rates would have a dampening effect on additions of competitive hotels in the Company's markets.

     At December 31, 2000, the Company's unrestricted investment securities included equity securities valued at $63,454. The Company is exposed to the risk that such securities will become worthless. The Company's restricted investment securities also include equity securities. Such restricted securities comprise the assets of the Company's deferred compensation plan and changes in the value of such securities have no net impact on the Company's earnings.

     The ultimate collection of the Company's notes receivable is subject to various credit risks. Net notes receivable at December 31, 2000 amounted to $4,527,215 and consisted of 34 notes, most of which were collateralized by or related to various hotel assets. Also, certain of these notes relate to leasehold interests in hotel properties for which the Company remains contingently liable for future rent payments. The collection of such notes receivable and the potential financial exposure for contingent rents is determinant on the ability of other hotel operators to satisfy these obligations. Their ability to satisfy such obligations is subject to many risks, including economic conditions affecting the hotel industry, their ability to effectively manage their hotel assets, new competition, and other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED FINANCIAL STATEMENTS WITH INDEPENDENT AUDITORS' REPORT THEREON

     Buckhead America Corporation's consolidated financial statements with independent auditors' report thereon are included on the pages which follow.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2000 and 1999


                   (With Independent Auditors' Report Thereon)





                         Independent Auditors' Report


The Board of Directors
Buckhead America Corporation:


We have audited the accompanying consolidated balance sheets of Buckhead America Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income (loss), shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buckhead America Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                             /s/ KPMG LLP
KPMG LLP
Atlanta, Georgia
March 23, 2001

                             BUCKHEAD AMERICA CORPORATION
                                   AND SUBSIDIARIES
                             Consolidated Balance Sheets
                              December 31, 2000 and 1999

                             ASSETS                                                          2000               1999
                                                                                       ----------------   ---------------
Current assets:
    Cash and cash equivalents, including restricted cash of $382,646
      in 2000 and $486,160 in 1999 (note 3)                                            $     1,345,671         2,390,856
    Investment securities, including restricted securities of $182,067
      in 2000 and $215,849 in 1999 (note 4)                                                    202,750         1,312,256
    Accounts receivable, net                                                                 1,436,030         1,857,002
    Current portions of notes receivable, net (note 5)                                         832,055           517,870
    Property and leasehold interests held for sale, net (note 6)                            21,273,517         8,114,083
    Other current assets                                                                       202,911           666,439
                                                                                       ----------------   ---------------
                   Total current assets                                                     25,292,934        14,858,506

Investment securities (note 4)                                                                  42,771           139,977
Noncurrent portions of notes receivable, net (note 5)                                        3,695,160         3,482,633
Property and equipment, at cost, net (notes 6, 8, and 9)                                    20,967,076        31,979,242
Deferred costs, net (note 7)                                                                 2,535,461         2,513,249
Leasehold interests, net (note 7)                                                              670,530         2,526,599
Deferred tax assets, net (note 12)                                                                 --          2,788,000
Other assets (note 7)                                                                          160,540           426,495
                                                                                       ----------------   ---------------
                                                                                       $    53,364,472        58,714,701
                                                                                       ================   ===============
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                   $     1,310,588         1,088,582
    Accrued expenses                                                                         2,109,689         1,545,602
    Current portions of notes payable (note 8)                                              18,803,712         8,681,568
                                                                                       ----------------   ---------------
                 Total current liabilities                                                  22,223,989        11,315,752

Noncurrent portions of notes payable (note 8)                                               16,353,009        24,097,774
Other liabilities (note 4)                                                                     269,330           396,266
                                                                                       ----------------   ---------------
                 Total liabilities                                                          38,846,328        35,809,792
                                                                                       ----------------   ---------------
Minority interests                                                                             764,068           450,290

Shareholders' equity (notes 10 and 13):
    Series A preferred stock; par value $100; 200,000 shares
      authorized; 30,000 shares issued and outstanding in 1999                                     --          3,000,000
    Series B preferred stock; par value $100; 200,000 shares
      authorized; 30,000 shares issued and outstanding in 2000                               3,000,000               --
    Common stock; $.01 par value; 5,000,000 shares
      authorized; 2,113,881 and 2,094,655 shares issued
      and 2,025,023 and 2,029,313 shares outstanding in
      2000 and 1999, respectively                                                               21,139            20,947
    Additional paid-in capital                                                               7,897,530         7,854,921
    Retained earnings                                                                        3,729,683        12,234,054
    Accumulated other comprehensive loss                                                      (245,229)         (148,023)
    Treasury stock, 88,858 and 65,342 common shares
      in 2000 and 1999, respectively                                                          (649,047)         (507,280)
                                                                                       ----------------   ---------------
                 Total shareholders' equity                                                 13,754,076         22,454,619

Commitments and contingency (notes 7, 9, and 15)
                                                                                       ----------------   ---------------
                                                                                       $    53,364,472         58,714,701
                                                                                       ================   ===============

See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                    Consolidated Statements of Income (Loss)
                  Years ended December 31, 2000, 1999, and 1998

                                                                           2000              1999             1998
                                                                      ---------------   ---------------  ---------------
Revenues:
    Hotel revenues                                                    $ 23,717,220       25,886,594      25,720,086
    Management fee income (note 6)                                       1,041,833        1,332,023         224,454
    Franchise fee income (note 6)                                          872,570        1,331,749         699,208
    Gains on property sales, net (notes 6 and 7)                           608,717        3,587,639       1,648,894
    Investment income (note 4)                                             442,719          495,531         201,334
    Other income, net (note 11)                                             14,237           38,591         675,167
                                                                      --------------   --------------  --------------
                Total revenues                                          26,697,296       32,672,127      29,169,143
                                                                      --------------   --------------  --------------
Expenses:
    Hotel operations                                                    17,454,398       18,141,606      18,010,415
    Management operations                                                1,472,358          823,644         767,347
    Franchise operations                                                   840,239          808,909         946,834
    Other operating and administrative (note 14)                         1,847,550        1,702,913       1,569,793
    Leasehold rent                                                       2,601,020        2,858,378       2,660,488
    Depreciation and amortization                                        1,783,271        1,808,843       1,773,346
    Provisions for impairment (note 6)                                   2,300,000          373,529             --
    Interest                                                             2,999,599        3,299,283       2,981,945
    Equity in joint venture losses (note 7)                                812,654          131,065         124,480
                                                                      --------------   --------------  --------------
                Total expenses                                          32,111,089       29,948,170      28,834,648
                                                                      --------------   --------------  --------------

                Income (loss) before income taxes                       (5,413,793)       2,723,957         334,495

Provision for income tax expense (benefit) - (note 12)                   2,859,328        1,055,000        (901,000)
                                                                      ---------------   --------------  --------------
                Net income (loss)                                     $ (8,273,121)       1,668,957       1,235,495
                                                                      ===============   ==============  ==============
Net income (loss) per common share (note 10):
    Basic                                                             $      (4.23)             0.69           0.48
                                                                      ===============   ==============  ==============
    Diluted                                                           $      (4.23)             0.61           0.47
                                                                      ===============   ==============  ==============

See accompanying notes to consolidated financial statements.


                                                                  BUCKHEAD AMERICA CORPORATION
                                                                        AND SUBSIDIARIES
                                         Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
                                                          Years ended December 31, 2000, 1999, and 1998
                                                                                            Accumulated
                                                Series A   Series B   Additional               other                    Total
                        Comprehensive  Common  preferred  preferred     paid-in   Retained comprehensive  Treasury   shareholders'
                        income (loss)   stock     stock     stock       capital   earnings      loss        stock      equity
                        ------------- -------- --------- ---------- ------------ ---------- ------------ ----------- --------------


Balances at December
 31, 1997                             $ 19,496 3,000,000         --    6,963,024  9,793,352           --    (422,321)   19,353,551

Issuance of 53,647
 common shares for
 asset acquisition                         537        --         --      399,463         --           --          --       400,000
Acquisition of 7,492
 common shares                              --        --         --           --         --           --     (48,698)      (48,698)
Preferred stock
 dividends paid                             --        --         --           --   (300,000)          --          --      (300,000)
Comprehensive income:
 Net income             $   1,235,495       --        --         --           --  1,235,495           --          --     1,235,495
 Unrealized loss on
  investment securities $    (148,023)      --        --         --           --         --     (148,023)         --      (148,023)
                        ------------- -------- --------- ---------- ------------ ---------- ------------ ----------- --------------
  Total comprehensive
   income               $   1,087,472
                        ============= -------- --------- ---------- ------------ ---------- ------------ ----------- --------------

Balances at December
 31, 1998                               20,033 3,000,000         --    7,362,487 10,728,847     (148,023)   (471,019)   20,492,325

Issuance of 65,378
 common shares for
 asset acquisition                         654        --         --      391,614         --           --          --       392,268
Issuance of 26,000
 common shares pur-
 suant to exercise of
 options                                   260        --         --      100,820         --           --          --       101,080
Acquisition of 6,000
 common shares                              --        --         --           --         --           --     (36,261)      (36,261)
Preferred stock divi-
 dends paid                                 --        --         --           --   (163,750)          --          --      (163,750)
Comprehensive income:
 Net income             $   1,668,957       --        --         --           --  1,668,957           --          --     1,668,957
 Change in unrealized
  loss on investment
  securities                       --       --        --                      --         --           --          --            --
                        ------------- -------- --------- ---------- ------------ ---------- ------------ ----------- --------------
  Total comprehensive
   income               $   1,668,957
                        ============= -------- --------- ---------- ------------ ---------- ------------ ----------- --------------

Balances at December
 31, 1999                               20,947 3,000,000         --    7,854,921 12,234,054     (148,023)   (507,280)   22,454,619

Issuance of 19,226
 common shares for
 asset acquisition                         192        --         --       95,938         --           --          --        96,130
Acquisition of 23,516
 common shares                                        --         --           --         --           --    (141,767)     (141,767)
Preferred stock divi-
 dends paid                                 --        --         --           --   (231,250)          --          --      (231,250)
Exchange of Series A
 preferred stock for
 Series B preferred
 stock                                      --(3,000,000) 3,000,000      (53,329)        --           --          --       (53,329)

Comprehensive loss:
 Net loss               $  (8,273,121)      --        --         --           -- (8,273,121)          --          --    (8,273,121)
 Change in unrealized
  loss on investment
  securities                  (97,206)      --        --         --           --         --      (97,206)         --       (97,206)
                        ------------- -------- --------- ---------- ------------ ---------- ------------ ----------- --------------
  Total comprehensive
   loss                 $  (8,370,327)
                        ============= -------- --------- ---------- ------------ ---------- ------------ ----------- --------------

Balances at December
 31, 2000                             $ 21,139        --  3,000,000    7,897,530  3,729,683     (245,229)   (649,047)   13,754,076
                                      ======== ========= ========== ============ ========== ============ =========== ==============


See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999, and 1998

                                                                              2000            1999            1998
                                                                         --------------  --------------  --------------
Cash flows from operating activities:
    Net income (loss)                                                    $ (8,273,121)      1,668,957       1,235,495
    Adjustments to reconcile net income (loss)  to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                       1,783,271       1,808,843       1,773,346
        Sales (purchases) of trading securities, net                        1,113,599      (1,127,927)      2,998,950
        Realized gains on trading securities                                 (114,510)        (39,377)        (37,260)
        Unrealized holding losses (gains) on trading securities               110,417         (16,033)        105,929
        Gains on property sales                                              (608,717)     (5,883,451)     (1,648,894)
        Provisions for impairment                                           2,300,000         373,529              --
        Minority interest in income                                           137,543       2,544,050         250,015
        Equity in joint venture losses                                        812,654         131,065         124,480
        Deferred income tax expense (benefit)                               2,859,328       1,055,000        (901,000)
        Change in assets and liabilities:
          Accounts receivable, net                                            420,972          29,339        (837,332)
          Accounts payable and accrued expenses                               786,093        (830,826)        295,140
          Other, net                                                          340,501         (45,069)        198,690
                                                                         --------------  --------------  --------------
               Net cash provided by (used in) operating activities          1,668,030        (331,900)      3,557,559
                                                                         --------------  --------------  --------------
Cash flows from investing activities:
    Principal receipts on notes receivable                                    695,094         288,075         704,970
    Originations of notes receivable                                         (897,500)       (400,000)     (1,018,721)
    Acquisitions of businesses and hotels                                  (1,127,144)       (506,041)       (707,783)
    Capital expenditures                                                   (3,430,915)     (2,990,276)     (5,966,947)
    Investments in joint ventures                                            (604,114)             --        (148,873)
    Proceeds from property sales                                            1,202,088       8,043,247         989,064
    Acquisition of additional partnership interests                                --        (110,000)        (60,000)
                                                                         --------------  --------------  --------------
               Net cash provided by (used in) investing activities         (4,162,491)      4,325,005      (6,208,290)
                                                                         --------------  --------------  --------------
Cash flows from financing activities:
    Proceeds from notes payable                                             3,309,119       2,762,902       2,969,091
    Repayments of notes payable                                            (1,209,732)     (2,663,520)     (1,723,092)
    Net proceeds from refinancing of notes payable                                 --              --         374,440
    Distributions to minority interest holders                               (223,765)     (3,206,894)       (298,590)
    Proceeds from issuance of common shares                                        --         101,080              --
    Issuance costs of preferred stock                                         (53,329)             --              --
    Purchase of treasury shares                                              (141,767)        (36,261)        (48,698)
    Preferred stock dividends paid                                           (231,250)       (163,750)       (300,000)
                                                                         --------------  --------------  --------------
               Net cash provided by (used in) financing activities          1,449,276      (3,206,443)        973,151
                                                                         --------------  --------------  --------------

               Net increase (decrease) in cash and cash equivalents        (1,045,185)        786,662      (1,677,580)

Cash and cash equivalents at beginning of year                              2,390,856       1,604,194       3,281,774
                                                                         --------------  --------------  --------------
Cash and cash equivalents at end of year                                 $  1,345,671       2,390,856       1,604,194
                                                                         ==============  ==============  ==============

                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999, and 1998

                                                                              2000            1999            1998
                                                                         ---------------  --------------  --------------
Supplemental disclosures of cash flow information:
    Cash paid during the year for interest, net of interest capitalized
      of $30,571 in 2000, $34,024 in 1999, and $48,542 in 1998           $  2,857,421       3,362,708       2,765,901
                                                                         ==============  ==============  ==============
    Cash paid during the year for income taxes                           $     71,328          12,000              --
                                                                         ==============  ==============  ==============

Supplemental disclosures of noncash and partial cash investing and financing activities:

During 2000, the Company recorded the following partial cash activity relating to the sale of three hotels and a parcel of unimproved land:

        Proceeds:
          Cash, net of closing costs                      $ 1,202,088
          Notes receivable                                    550,000
                                                          --------------
                                                            1,752,088
                                                          --------------
        Basis of assets sold:
          Property and equipment, net                       4,563,459
          Notes payable                                    (3,509,808)
          Other, net                                           89,720
                                                          --------------
                                                            1,143,371
                                                          --------------
                  Gain on sales, net                      $   608,717
                                                          ==============

During 2000, the Company recorded the following partial cash activity relating to the acquisition of three hotels:

        Costs:
          Cash                                            $   992,556
          Notes receivable applied                            225,694
          Notes payable issued or assumed                   3,767,800
          Minority interest holder's contribution             400,000
                                                          --------------
                                                          $ 5,386,050
                                                          ==============
        Allocated to:
          Property and equipment                          $ 5,283,331
          Deferred costs                                      102,719
                                                          --------------
                                                          $ 5,386,050
                                                          ==============

During 2000, the Company recorded the following partial cash activity relating to the acquisition of management contracts on three hotel properties:

        Costs:
          Cash                                            $   134,588
          Common stock issued - 19,226 shares                  96,130
                                                          --------------
                  Allocated to deferred costs             $   230,718
                                                          ==============

                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999, and 1998


During 1999, the Company recorded the following partial cash activity relating to the sale of a 150-room hotel in Orlando, Florida:

        Gross sales price                                 $13,500,000
        Gross sales price allocated to management and
          franchise contract termination                   (1,446,590)
                                                          --------------
                  Net sales price                          12,053,410

        Payoff of note payable                              4,383,335
        Other costs                                           330,505
                                                          --------------
                  Net cash proceeds                         7,339,570
                                                          --------------
        Basis of assets sold:
          Property and equipment, net                       6,191,988
          Note payable                                     (4,383,335)
          Other                                               149,305
                                                          --------------
                                                            1,957,958
                                                          --------------

                  Gain on sale                              5,381,612

        Minority interest holder's share of gain on sale   (2,319,182)
                                                          --------------
        Company share of gain on sale                     $ 3,062,430
                                                          ==============

During 1999, the Company also recorded the following partial cash activity relating to the sale of one other hotel and leasehold interests in four hotels:

        Proceeds:
          Cash, net of closing costs                      $   703,677
          Notes receivable                                    825,000
                                                          --------------
                                                            1,528,677
                                                          --------------
        Basis of assets sold:
          Property and equipment, net                         896,829
          Leasehold interests, net                            655,009
          Note payable                                       (525,000)
                                                          --------------
                                                            1,026,838
                                                          --------------
                  Gain on sales, net                      $   501,839
                                                          ==============

During 1999, the Company recorded the following partial cash activity relating to the acquisition of management contracts on nine hotel properties:

        Costs:
          Cash                                            $   506,041
          Common stock issued - 65,378 shares                 392,268
                                                          --------------
                  Allocated to deferred costs             $   898,309
                                                          ==============

                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999, and 1998


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

        Investing:
          Increase in property and equipment, net         $ 3,956,581
          Decrease in investments in partnerships            (365,907)
                                                          --------------
                                                          $ 3,590,674
                                                          ==============
        Financing:
          Increase in notes payable                       $ 3,091,339
          Increase in minority interests                      502,015
          Other, net                                           (2,680)
                                                          --------------
                                                          $ 3,590,674
                                                          ==============

In May 1998, the Company recorded the following partial cash activity relating to the acquisition of a 121-room hotel in Norcross, Georgia:

        Costs:
          Cash                                            $   191,148
          Payables                                             31,953
          Note payable assumed                              3,818,798
                                                          --------------
            Property and equipment                        $ 4,041,899
                                                          ==============

In June 1998, the Company recorded the following partial cash activity relating to the acquisition of leasehold interests in seven hotels owned by Host Funding,
Inc.:
          Costs:
            Cash                                          $   516,635
            Common stock issued                               400,000
            Notes payable issued                              400,000
                                                          --------------
                                                          $ 1,316,635
                                                          ==============
          Allocated to:
            Lessor's common stock                         $   288,000
            Leasehold interests                             1,028,635
                                                          --------------
                                                          $ 1,316,635
                                                          ==============

In August and September 1998, the Company recorded the following partial cash activity relating to the refinancing of four owned hotels:

          New notes payable issued                        $ 4,885,000
          Discharge of old notes payable                   (4,323,476)
          Notes payable issuance costs                       (187,084)
                                                          --------------
                  Net proceeds                            $   374,440
                                                          ==============

                                                                     (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999, and 1998


In 1998, the Company recorded the following partial cash activity relating to the sales of leasehold interests in eight hotels:

          Proceeds:
            Cash, net of closing costs                    $   989,064
            Notes receivable, net                           1,655,000
                                                          --------------
                                                            2,644,064
                                                          --------------
          Basis in leasehold interests sold:
            Leasehold interests, net                          270,002
            Leasehold improvements, net                       725,168
                                                          --------------
                                                              995,170
                                                          --------------
                  Gains on leasehold interest sales, net  $ 1,648,894
                                                          ==============


See accompanying notes to consolidated financial statements.



1345332v1

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

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


(2)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. They also include, on a consolidated basis, the accounts of two partnerships and one company controlled by the Company, each of which owns a hotel subject to a nonrecourse mortgage. The accounts of these entities are consolidated on a gross basis with the minority interests reflected separately on a net basis. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     (b)  Revenue Recognition

          Hotel revenues are recognized as earned, which is generally defined as the date upon which a guest occupies a room and utilizes the hotel's services.

          Initial franchise fees are recognized as income upon receipt as the Company has no future obligations associated with the initial fees. The Company also receives continuing royalty, marketing, and other fees based upon a percentage of each franchisee's room revenues. These continuing fees are recognized when earned. Management fees are generally based on a percentage of each managed hotel's gross revenues and are recognized when earned.

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

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

     (d)  Investment Securities

          The Company has classified all of its investments as either "trading" or "available-for-sale." Available-for-sale securities are recorded at fair value with unrealized gains and losses, net of the related tax effect, reported as other comprehensive income. Trading securities are also recorded at fair value with unrealized gains and losses reported as investment income in the consolidated statements of income (loss). Available-for-sale securities are classified as long-term, while trading securities are classified as current in the accompanying consolidated balance sheets.

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

                    Buildings                                25 to 40 years
                    Furniture, fixtures, and equipment        5 to 10 years
                    Leasehold improvements                    5 to 20 years

     (g)  Property and Leasehold Interests Held for Sale

          Property and leasehold interests held for sale are stated at the lower of cost or fair value less costs to sell. Fair value of property and leasehold interests held for sale has been determined by the Company based upon current market information. At the date on which a decision is made to dispose of a property or leasehold interest, any amount by which the carrying amount of an asset exceeds the fair value less cost to sell is reported as a provision for impairment. Due to the intent of the Company to dispose of such properties and leasehold interests in the short-term, the properties, leasehold interests, and all related notes payable have been reflected as current in the accompanying balance sheets. The Company has the ability to remove such properties and leasehold interests from operations at the current time.

     (h)  Deferred Costs

          Deferred costs include the costs associated with the acquisition of trademark rights and franchise licenses which are amortized on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 20 years. Deferred costs also include unamortized note payable issuance costs which are amortized over the

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          term of the related notes payable. Deferred costs also include the acquisition costs of long-term hotel management contracts which are amortized over the related terms of the contracts.

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

     (l)  Marketing Costs

          The Company incurs costs for various marketing and advertising efforts. All costs related to marketing and advertising are expensed in the period incurred. Marketing costs amounted to $1,235,054, $1,156,983, and $1,114,777 for the years ended December 31, 2000,
          1999, and 1998, respectively, and are included in franchise operations expense ($335,147, $101,161, and $123,625, respectively) and in hotel operations expense ($899,907, $1,055,822, and $991,152, respectively) in the accompanying consolidated statements of income (loss).

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

     (n)  Fair Value of Financial Instruments

          Management believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and current portions of notes receivable and payable are reasonable approximations of their fair value because of the short-term nature of these instruments.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

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

     (q)  Comprehensive Income (Loss)

          Comprehensive  income  (loss) of the  Company  consists  of net income
          (loss) and net unrealized gains (losses) on investment securities (other comprehensive income (loss)) and is presented in the consolidated statements of shareholders' equity and comprehensive income (loss). Other comprehensive income (loss) does not affect the Company's consolidated results of operations.

     (r)  Reportable Segments

          The Company reports both quantitative and qualitative information regarding its reportable operating segments. Operating segments are determined by assessing what information is reviewed by the chief operating decision maker in evaluating the performance of the Company.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

          The Company has determined its reportable operating segments to be hotel operations, management, and franchising and has presented the required information for each of these segments.

     (s)  Reclassifications

          Certain reclassifications have been made to the 1999 and 1998 balances to conform with classifications adopted in 2000.

     (t)  Effect of New Accounting Pronouncements

          On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The Staff's expressed intent in this bulletin was not to change current guidance, but rather to clarify existing guidance summarizing certain of the SEC staff's reviews in applying accounting principles generally accepted in the United States of America to revenue recognition circumstances. SAB No. 101 reiterated four criteria for revenue recognition: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services are rendered, (3) the seller's price to purchase is fixed and determinable, and (4) collectibility is reasonably assured.

          The  Company  implemented  SAB No.  101,  as  required,  in the fourth quarter of the fiscal year ended December 31, 2000. The revenue recognition criteria in SAB No. 101 were consistent with the Company's existing revenue recognition policies and, as a result, the implementation of SAB No. 101 did not have a material effect on the Company's financial statements.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Certain Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company does not expect the adoption of SFAS No. 133 and SFAS No. 138 to have a material effect on the Company's financial statements as the Company had no derivative instruments as of December 31, 2000.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(3)  Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 2000 and 1999 included the following:

                                                                       2000               1999
                                                                   --------------     -------------
          Unrestricted cash:
              Operating accounts, money market funds,
                and overnight investments                          $    660,304            961,989
              Hotel operating accounts, savings
                accounts, and cash on hand                              302,721            942,707
                                                                   --------------     -------------
                                                                        963,025          1,904,696
                                                                   --------------     -------------
          Restricted cash:
              Mortgage-related escrows (a)                              382,646            436,160
              Insurance deposits (b)                                         --             50,000
                                                                   --------------     -------------
                                                                        382,646            486,160
                                                                   --------------     -------------

                                                                   $  1,345,671          2,390,856
                                                                   ==============     =============

     (a) Mortgage-related escrows are standard reserve accounts held by or on behalf of the holders of mortgages on certain Company properties (note
          8). Such amounts are restricted to the payment of insurance, property taxes, and/or property and equipment replacements and enhancements relating to the mortgaged properties.

     (b) The Company is self-insured for workers' compensation liabilities relating to certain employees in certain locations. Some states require deposits be made by self-insuring companies. Such deposits are restricted to the payment of workers' compensation claims which are otherwise not settled.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(4)  Investment Securities

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for trading and available-for-sale securities by investment type and class of investment at December 31, 2000 and 1999, are as follows:

                                                                          2000
                                         -----------------------------------------------------------------------
                                                               Gross              Gross
                                                             unrealized        unrealized
                                           Amortized          holding            holding             Fair
                                             cost              gains             losses              value
                                         --------------    ---------------    --------------    ----------------
     Trading securities:
         Equity securities               $     9,332           14,728             (3,377)             20,683
         Third-party managed
           funds                             179,118            2,949                 --             182,067
                                         --------------    ---------------    --------------    ----------------
                                             188,450           17,677             (3,377)            202,750
     Available-for-sale
         securities - equity
         securities                          288,000               --           (245,229)             42,771
                                         --------------    ---------------    --------------    ----------------

                Total                    $   476,450           17,677           (248,606)            245,521
                                         ==============    ===============    ==============    ================

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

     The available-for-sale securities were acquired in 1998 in connection with the purchase of certain leases (note 7) and are restricted as to their sale. Other comprehensive loss in 2000 and 1998 consists of an unrealized loss on available-for-sale securities of $97,206 and $148,023, respectively. There was no change in this unrealized loss in 1999.

     Third party managed funds consist of trading securities held by a Rabbi Trust for the benefit of certain employees who participate in a Company deferred compensation plan. Such funds are restricted to the payment of deferred compensation liabilities. Such liabilities are included in "other liabilities" in the accompanying consolidated balances sheets at amounts equal to the fair value of the restricted funds. None of the third-party managed funds are invested in the common stock of the Company.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

     Proceeds from the sale of trading securities were $1,133,099, $3,500,000, and $3,000,000 in 2000, 1999, and 1998, respectively. Net realized gross gains calculated on a specific identification basis and included in investment income were $114,510, $39,377, and $37,260 in 2000, 1999, and
     1998, respectively.


(5)  Notes Receivable

     Notes receivable at December 31, 2000 and 1999 consist of the following:

                                                                                      2000
                                                              -----------------------------------------------------
                                                                                    Other
                                                                Secured             notes               Total
                                                              -------------     --------------     ----------------

           Principal                                          $ 3,899,005          1,004,361           4,903,366
           Less allowances                                        284,071             92,080             376,151
                                                              -------------     --------------     ----------------
                                                                3,614,934            912,281           4,527,215
           Less current portions                                  388,908            443,147             832,055
                                                              -------------     --------------     ----------------

           Noncurrent portions                                $ 3,226,026            469,134           3,695,160
                                                              =============     ==============     ================

           Number of notes                                         19                15                  34
                                                              =============     ==============     ================

                                                                                      1999
                                                              -----------------------------------------------------
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

     Seven notes with aggregate balances of $2,031,275 as of December 31, 2000, collateralized by leasehold interests on hotel properties, have been pledged by the Company as collateral for a line-of-credit with a bank (note
     8).

     The recorded investment in impaired notes receivable as of December 31, 2000 and 1999 was $906 and the Company has fully reserved for these notes. Cash received in payment of impaired notes during 2000, 1999, and 1998 amounted to $-0-, $16,174, and $9,938, respectively.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     The activity in the allowance for doubtful notes receivable for the years ended December 31, 2000, 1999, and 1998 was as follows:

                                                                          2000            1999             1998
                                                                       ------------    ------------    ------------

          Allowance for doubtful notes receivable at
              beginning of year                                        $    376,151       376,151         57,874
          Allowances recorded in connection with
              leasehold interest sales (note 7)                                  --            --        350,215
          Additions charged to bad debt expense                                  --        16,174             --
          Write-downs charged against the allowance                              --            --        (22,000)
          Collections on impaired notes                                          --       (16,174)        (9,938)
                                                                       ------------    ------------    ------------

          Allowance for doubtful notes receivable
              at end of year                                           $    376,151       376,151        376,151
                                                                       ============    ============    ============


(6)  Property and Leasehold Interests Held for Sale and Property and Equipment

     Property and leasehold interests held for sale at December 31, 2000 and 1999 consist of the following:

                                                                                   2000                1999
                                                                             -----------------    ---------------

           Property and equipment (13 hotels at December 31, 2000 and
               four hotels at December 31, 1999)                             $   20,194,012           8,364,083
           Leasehold interests (four hotels at December 31, 2000)                 2,879,591                  --
           Other, principally land                                                  323,443                  --
           Allowance for impairment                                              (2,123,529)           (250,000)
                                                                             -----------------    ---------------

                                                                             $   21,273,517           8,114,083
                                                                             =================    ===============

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     Property and equipment at December 31, 2000 and 1999 consist of the following:

                                                                                   2000                1999
                                                                              ---------------     ----------------

           Owned hotel properties (9 in 2000 and 16 in 1999):
               Land and buildings                                             $  19,583,047           28,991,188
               Furniture, fixtures, and equipment                                 2,307,322            3,328,214
                                                                              ---------------     ----------------
                                                                                 21,890,369           32,319,402
               Accumulated depreciation                                          (1,481,080)          (2,681,531)
                                                                              ---------------     ----------------
                                                                                 20,409,289           29,637,871
                                                                              ---------------     ----------------

           Leased hotel properties (11 in 2000 and 16 in 1999):
               Leasehold improvements                                               282,169            1,344,847
               Furniture, fixtures, and equipment                                   158,612              834,499
                                                                              ---------------     ----------------
                                                                                    440,781            2,179,346
               Accumulated depreciation                                             (80,267)            (256,702)
                                                                              ---------------     ----------------
                                                                                    360,514            1,922,644
                                                                              ---------------     ----------------

           Construction-in-progress                                                      --              111,433
                                                                              ---------------     ----------------

           Other:
               Land                                                                  39,317              200,889
               Other                                                                348,581              239,339
                                                                              ---------------     ----------------
                                                                                    387,898              440,228
               Accumulated depreciation                                            (190,625)            (132,934)
                                                                              ---------------     ----------------
                                                                                    197,273              307,294
                                                                              ---------------     ----------------

                                                                              $  20,967,076           31,979,242
                                                                              ===============     ================

     In 1999, the Company completed the sale of the Country Hearth Inn located in Orlando, Florida for $13.5 million. The Company held an approximate 59% interest in the partnership which owned the hotel in addition to holding franchise and hotel management contracts relating to the operation of the property. After retirement of an approximate $4.4 million first mortgage loan, payment of certain fees, costs, bonuses, and minority interest shares, the Company's share of net proceeds was approximately $5.5 million. The Company continued to operate the property under an agreement with Orange County, Florida (the purchaser) until January 2001 at which time the property was demolished to make way for expansion of the Orange County Convention Center. Hotel revenues in 2000, 1999, and 1998 from this hotel amounted to $3,163,064, $3,466,067, and $4,029,107, respectively. Income before taxes from this hotel included in the Company's hotel operations segment (note 16) in 2000, 1999, and 1998 amounted to $991,453, $905,334, and $607,104, respectively.

     The Company's share of the 1999 gain on sale, net of the minority interests' share approximated $3.1 million. The Company also received franchise termination fees and hotel management fees of approximately
     $640,000 and $605,000, respectively. Such fees are included in the Company's franchising and management operating segments (note 16).

     During 1999, the Company began to actively market for sale five hotel properties. The statement of income for the year ended December 31, 1999 includes a provision for impairment of $373,529 which represented management's estimate of losses expected to be incurred in connection with the hotel sales. One of the hotel properties was sold in 1999 resulting in a loss of $123,529 which was charged to the allowance for impairment. As of December 31, 1999, four properties with an aggregate net carrying value of

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     $8,114,083 remained held for sale. In January 2000, another hotel property was sold resulting in a charge to the remaining allowance for impairment of $176,471. In late 2000, the Company began to market additional hotel properties and as of December 31, 2000, had 17 properties classified and held for sale. The Company recorded additional provisions for impairment of $2,050,000 relating to these hotels. Also, the Company recorded a $250,000 impairment provision relating to certain leasehold interests which are not held for sale (note 7).

     Revenues and expenses for the years ended December 31, 2000, 1999, and 1998 relating to the properties held for sale were as follows:

                                                                  2000             1999              1998
                                                              -------------    --------------    -------------

                Hotel revenues                                $  8,155,669        8,638,297         7,946,718
                Less:
                    Hotel operations expense                     6,354,417        6,456,707         5,859,683
                    Rent                                           376,382          244,548           249,537
                    Depreciation                                   705,536          853,458           861,114
                    Interest                                     1,327,302        1,403,548         1,236,436
                                                              -------------    --------------    -------------

                         Loss before income taxes             $    607,968          319,964           260,052
                                                              =============    ==============    =============

     The revenues and expenses relating to hotel properties held for sale are included in the Company's hotel operations business segment (note 16).

     All of the Company's owned hotel properties are encumbered by mortgage obligations (note 8).

     During 1999, the Company acquired additional control in a partnership which owns a 93-room hotel property in Mason, Ohio (Mason Hotel). Prior to 1999, the Company's investment in the partnership had been accounted for on the equity method (note 7). Due to the increase in control, the accompanying 2000 and 1999 financial statements include the accounts of this partnership on a consolidated basis with the minority interests reflected separately on a net basis.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(7)  Deferred Costs, Leasehold Interests, and Other Assets

     Deferred costs at December 31, 2000 and 1999 consist of the following:

                                                                                   2000              1999
                                                                              ---------------    -------------
           Country Hearth Inn franchise system:
               Trademark rights                                               $   584,300            584,300
               Franchise licenses                                                 939,778            939,778
               Other deferred costs                                               260,400            247,885
                                                                              ---------------    -------------
                                                                                1,784,478          1,771,963
               Accumulated amortization                                          (716,333)          (590,333)
                                                                              ---------------    -------------
                                                                                1,068,145          1,181,630
                                                                              ---------------    -------------

           Hotel management contract acquisition costs                          1,254,027            898,309
           Accumulated amortization                                              (161,886)           (25,000)
                                                                              ---------------    -------------
                                                                                1,092,141            873,309
                                                                              ---------------    -------------

           Notes payable acquisition costs, net                                   375,175            439,084
                                                                              ---------------    -------------

           Other, net                                                                  --             19,226
                                                                              ---------------    -------------

                                                                              $ 2,535,461          2,513,249
                                                                              ===============    =============

     Leasehold interests represent the cost of leasehold rights in real property acquired by the Company and consist of the following at December 31, 2000 and 1999:

                                                                                   2000              1999
                                                                              ---------------    -------------

           Leasehold interests                                                $  1,028,635          2,851,984
           Accumulated amortization                                               (108,105)          (325,385)
                                                                              ---------------    -------------
                                                                                   920,530          2,526,599
           Allowance for impairment                                               (250,000)                --
                                                                              ---------------    -------------

                                                                              $    670,530          2,526,599
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

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     In June 1998, the Company entered into leases for seven hotel properties owned by Host Funding, Inc. (Host). The hotel properties are operated under Super 8 (4) and Sleep Inn (3) license agreements. All of the leases are accounted for as operating leases (note 9). The Company paid approximately $500,000 in cash, $400,000 in common stock and $400,000 in notes payable for the leasehold interests. In addition to the leases, the Company received $288,000 of Host common stock; the remainder of the acquisition fee was allocated to leasehold interests. The Company recorded a $250,000 provision for impairment in 2000 relating to these leases because a lender has initiated foreclosure activities against Host on two of the properties.

     Other assets at December 31, 2000 and 1999 consist of the following:

                                                                                 2000              1999
                                                                             -------------     -------------

             Investments in joint ventures/partnerships                      $   160,540           369,080
             Other                                                                    --            57,415
                                                                             -------------     -------------

                                                                             $   160,540           426,495
                                                                             =============     =============

     Investments in joint ventures/partnerships consists of investments in five partnership entities, each of which owns a single hotel property. The Company accounts for its interests on the equity method and recognized aggregate losses from these entities of $812,654, $131,065, and $124,480 during 2000, 1999, and 1998, respectively.

     Such losses are included in hotel operations expense in the Company's hotel operations business segment (note 16). Another partnership which was previously accounted for on the equity method is consolidated in the 2000 and 1999 financial statements (note 6). One of the partnerships sold its hotel in 2000 and is no longer active. The aggregate losses described above include losses from this partnership of $567,558 and $87,056 in 2000 and 1999, respectively, and income of $5,740 in 1998.


(8)  Notes Payable

     Notes payable at December 31, 2000 and 1999 consist of the following:

                                                                                  2000                1999
                                                                             ---------------     ---------------

             Variable rate mortgage notes                                    $   2,866,907           2,974,040
             Fixed rate mortgage notes                                          24,963,189          22,916,151
             Unsecured subordinated notes                                        1,286,991           1,755,779
             Convertible debenture notes, net of
                 unamortized discount                                            4,960,555           4,940,555
             Revolving line of credit                                              850,000                  --
             Other notes payable                                                   113,082             155,270
             Capital lease obligations (note 9)                                    115,997              37,547
                                                                             ---------------     ---------------
                                                                                35,156,721          32,779,342
             Less current portions                                              18,803,712           8,681,568
                                                                             ---------------     ---------------

             Noncurrent portions of notes payable                            $  16,353,009          24,097,774
                                                                             ===============     ===============

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     The variable rate mortgage notes consist of four notes secured by four hotel properties. The notes bear interest at prime plus 1% (10.5% at December 31, 2000), require aggregate monthly payments of $32,916, and mature at various dates through 2015.

     The fixed rate mortgage notes consist of 19 notes secured by 17 hotel properties. The notes bear interest at rates ranging from 8.00% to 10.25% (weighted average at December 31, 2000 of 9.10%). The notes require aggregate monthly payments of $276,834 and mature at various dates through 2020.

     The unsecured subordinated notes consist of three notes which are due in varying amounts of monthly and quarterly payments and mature at various dates through December 2002. The stated balances represent the present value of amounts to be paid at a discount rate of 9%.

     The convertible debentures, which were issued to investment funds managed by a related party (note 14), consist of five notes aggregating $5,000,000 net of unamortized original issue discount of $39,445 in 2000 and $59,445 in 1999. The notes bear interest at 8%, are unsecured, require quarterly interest only payments, and mature in December 2002. Under the debenture agreements, the holders also have certain rights of conversion (note 10).

     The revolving line of credit has a variable interest rate (prime plus 1%) and expires July 31, 2001. Payments of interest only are required monthly and the total commitment under the line is $1,090,000. As of December 31, 2000, the Company has available credit under the line of $240,000. This line of credit is secured by certain notes receivable (note 5).

     The combined aggregate amount of maturities for all notes payable for each of the next five years and thereafter is as follows:

                Year ending December 31,
           -----------------------------------

                        2001                              $   18,803,712
                        2002                                   6,060,391
                        2003                                     485,233
                        2004                                   2,574,816
                        2005                                     266,384
                        Thereafter                             6,966,185
                                                          ----------------

                                                          $   35,156,721
                                                          ================

     Current portions of notes payable include $14,512,085 relating to 16 notes secured by 13 hotel properties held for sale (note 6). The actual amount required to be paid in the year 2001 under the terms of these notes is $2,680,229.

     The Company remains contingently liable on a mortgage note payable on which the Company is guarantor relating to a property sold in 2000. The note's balance at December 31, 2000 was approximately $2.2 million and the note is due in monthly installments of $19,960 until 2018.

(9)  Leases

     The Company leases certain equipment under agreements that are classified as capital leases. The leases have remaining terms ranging from one to five years and have purchase options at the end of the original lease terms.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     Capital lease assets included in property and equipment at December 31, 2000 and 1999 are as follows:

                                                                                 2000               1999
                                                                             -------------     ---------------

              Furniture, fixtures, and equipment                             $   134,531            69,284
              Accumulated amortization                                           (20,240)          (26,309)
                                                                             -------------     ---------------

                                                                             $   114,291            42,975
                                                                             =============     ===============

     The Company operates several of its locations in leased facilities. These leases are treated as operating leases and have terms ranging from 10 to 30 years with options to renew at varying terms. Certain of the leases provide for contingent payments based upon a percent of revenues. Some leased vehicles and equipment are also classified as operating leases.

     Future minimum payments, by year and in the aggregate, under noncancelable capital leases and operating leases with initial or remaining terms of one year or more consist of the following at December 31, 2000:

              Year ending                                         Capital           Operating
              December 31,                                         leases             leases
              ---------------------                             -------------     ---------------

                   2001                                         $    31,368           2,914,956
                   2002                                              31,368           3,230,349
                   2003                                              31,368           2,972,970
                   2004                                              31,368           2,902,749
                   2005                                              26,140           2,841,569
                   Subsequent years                                      --          22,817,867
                                                                -------------     ---------------

                         Total minimum lease payments               151,612          37,680,460
                                                                                  ===============

              Amounts representing interest                          35,615
                                                                -------------
              Present value of net minimum payments                 115,997

              Current portions                                       20,165
                                                                -------------

              Long-term capitalized lease obligation            $    95,832
                                                                =============

     Rental expense, including contingent rentals of $116,052 in 2000, $176,774 in 1999, and $230,376 in 1998, and net of sublease rentals of $122,921 in 2000, $78,040 in 1999, and $80,129 in 1998, for all operating leases was $3,190,125 in 2000, $3,350,064 in 1999, and $3,300,307 in 1998.

     Leases described in the preceding paragraphs include leases between the Company and operating company whose principal shareholder was a director and executive officer of the Company. Such amounts totaled $62,402 in 2000, $60,512 in 1999, and $69,984 in 1998. Total future minimum payments under this related party lease amount to $374,942.

     The Company remains contingently liable for future minimum rental payments of $2,399,633 on sold leasehold interests (note 7) and on subleased and assigned properties and equipment in the event of default by the purchasers, sublessees and assignees.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(10) Capital Structure and Net Income (Loss) Per Share

     Preferred Stock

     In connection with an acquisition in 1997, the Company issued 30,000 shares of Series A (par value $100) preferred stock. The Series A preferred stock was nonvoting and accrued cumulative dividends at the rate of 10% per annum, payable when and to the extent declared by the Company's Board of Directors. Pursuant to a settlement agreement finalized in 2000, all of the outstanding shares of Series A preferred stock were exchanged for an equal number of shares of Series B (par value $100) preferred stock. The Series B preferred stock is nonvoting and accrues cumulative dividends at the rate of 9.25% per annum, payable when and to the extent declared by the Company's Board of Directors. All accrued but unpaid dividends of the Series B preferred stock must be paid in full before any cash dividend may be declared on the Company's common stock. As of December 31, 2000, there was $46,250 of cumulative preferred dividends in arrears.

     In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Company, the holders of the Series B preferred stock shall be entitled to receive, prior and in preference to any distribution to the holders of the Company's common stock, an amount equal to the par value of the preferred shares held plus any unpaid cumulative dividends.

     At any time after September 17, 2004, each holder of Series B preferred stock may convert any or all such stock, at par, into common shares of the Company. The conversion price for such common shares shall be the market price of such shares immediately prior to conversion.

     At any time after September 17, 2004, the Company may convert all of the Series B preferred stock, at 110% of par, into common shares of the Company. The conversion price for such common shares shall be the market price of such shares immediately prior to conversion. If the Company converts the Series B preferred stock into common shares of the Company, the holders of such converted shares have certain rights for a limited time period to put the shares back to the Company for cash.

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

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     Net Income (Loss) Per Share

     The following table sets forth the computations of basic and diluted net income (loss) per common share for the years ended December 31, 2000, 1999, and 1998:

                                                                          2000             1999           1998
                                                                      ------------     ------------    ------------
          Numerator:
            Net income (loss)                                         $(8,273,121)       1,668,957      1,235,495
            Less preferred stock dividends                               (277,500)        (300,000)      (300,000)
                                                                      ------------     ------------    ------------
            Numerator for basic net income (loss) per
               common share                                            (8,550,621)       1,368,957        935,495
            Add preferred stock dividends (assumed converted)                  --          300,000             --
            Add back debenture interest, net of tax (assumed
               converted)                                                      --          248,000        248,000
                                                                      ------------     ------------    ------------

          Numerator for diluted net income (loss) per common
            Share                                                     $(8,550,621)       1,916,957      1,183,495
                                                                      ============     ============    ============

          Denominator:
            Denominator for basic net income (loss) per common share:
                 Actual weighted-average shares outstanding             2,022,946        1,983,114      1,926,511
            Effect of dilutive securities:
               Preferred stock                                                 --          558,423             --
               Convertible debentures                                          --          555,555        555,555
               Outstanding stock options                                       --           30,189         45,852
                                                                      ------------     ------------    ------------

          Denominator for diluted net income (loss) per common
            Share                                                       2,022,946        3,127,281      2,527,918
                                                                      ============     ============    ============

          Net income (loss) per common share:
            Basic                                                     $     (4.23)            0.69           0.48
                                                                      ============     ============    ============

            Diluted                                                   $     (4.23)            0.61           0.47
                                                                      ============     ============    ============

     The assumed conversion of the convertible preferred stock, convertible debentures, and in-the-money stock options was excluded from the computation of diluted net income (loss) per common share in 2000 because the effect would be antidilutive.

     The assumed conversion of the convertible preferred stock was excluded from the computation of diluted net income per common share in 1998 because the effect would be antidilutive.


(11) Other Income and Expense

     During the fourth quarter of 2000, the employment of an executive officer and certain other officers and employees of the Company terminated. The Company recognized severance and other one-time costs relating to such terminations of $207,000 in 2000.

     Other income in 1998 includes $510,000 from favorable settlements of certain bankruptcy claims and changes in estimates of allowed amounts of remaining unsettled claims (note 14).

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(12) Income Taxes

     Total income tax expense (benefit), principally Federal and all deferred, recognized differs from the amount computed by applying the U.S. Federal income tax rate of 34% to pretax income (loss) as a result of the following:

                                                                           2000             1999              1998
                                                                       -------------    -------------     --------------

         Computed "expected" tax expense (benefit)                     $(1,841,000)         926,000            114,000
         Increase (reduction) in income taxes resulting from:
             State taxes, net of Federal tax benefit                      (216,000)         108,000             13,000
             Increase (decrease) in valuation allowance for
               deferred tax assets                                       4,845,000           65,000         (1,028,000)
             Other                                                          71,328          (44,000)                --
                                                                       -------------    -------------     --------------

                                                                       $ 2,859,328        1,055,000           (901,000)
                                                                       =============    =============     ==============

     At December 31, 2000, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $10.4 million which are available to offset future taxable income, if any, and expire at dates from 2006 through 2020.

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2000 and 1999 are presented below:

                                                                                          2000                1999
                                                                                     ---------------     ---------------

         Deferred tax assets:
             Notes receivable allowances                                             $    128,000             128,000
             Asset impairment allowances                                                  890,000              85,000
             Net operating loss and AMT carryforwards                                   3,536,000           2,405,000
             Partnership basis differences                                                650,000             650,000
             Effect of state income taxes                                                 523,000             307,000
             Other                                                                         45,000              40,000
                                                                                     ---------------     ---------------
                    Total deferred tax assets                                           5,772,000           3,615,000

             Less valuation allowance                                                  (4,972,000)           (127,000)
                                                                                     ---------------     ---------------
                    Deferred tax assets                                                   800,000           3,488,000

         Deferred tax liabilities - Acquired property and equipment basis
             differences                                                                 (800,000)           (700,000)
                                                                                     ---------------     ---------------

                    Net deferred tax assets                                          $         --           2,788,000
                                                                                     ===============     ===============

     The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 was $4,972,000 and $127,000, respectively. The net change in the total valuation allowance for the year ended December 31, 2000 was an increase of $4,845,000, for the year ended December 31, 1999 an increase of $65,000, and for the year ended December 31, 1998 a decrease of $1,028,000.

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

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(13) Stock Option Plans

     The Company's various Stock Option Plans authorized the issuance of options for up to 520,000 shares of the Company's common stock. Granted options vest one-third immediately, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date. The exercise price for all options represents the fair value of the common stock at the grant date. Plan options terminate ten years after vesting, or earlier under certain conditions.

     The granted stock option activity is as follows:

                                                                   Number             Weighted-average
                                                                 of shares             exercise price
                                                                 -------------     -----------------------

                    Balance December 31, 1997                       206,000           $    5.27
                    Granted in 1998                                  90,000                7.37
                                                                 -------------     -----------------------

                    Balance December 31, 1998                       296,000           $    5.91
                                                                                   =======================

                    Granted in 1999                                  93,000                5.26
                    Exercised in 1999                               (26,000)               3.89
                    Forfeited in 1999                               (52,000)               6.59
                                                                 -------------     -----------------------

                    Balance December 31, 1999                       311,000           $    5.77
                                                                                   =======================

                    Granted in 2000                                 118,000                4.95
                    Exercised in 2000                                    --                  --
                    Forfeited in 2000                               (81,000)               6.04
                                                                 -------------     -----------------------

                    Balance December 31, 2000                       348,000           $    5.43
                                                                 -------------     -----------------------

     The  following  table  summarizes   information  concerning  stock  options
     outstanding as of December 31, 2000:

                                                   Outstanding                                 Exercisable
                                ---------------------------------------------------    -----------------------------
                                                  Weighted-          Weighted-                          Weighted-
             Range of                              average            average                            average
             exercise                             remaining           exercise                          exercise
              prices              Shares            life               price             Shares           price
        -------------------     -----------     --------------    -----------------    -----------    --------------

            $  3.44                60,000          5.3 years        $   3.44              60,000      $    3.44
         $  4.31 - 6.13            36,000          7.2 years            5.27              30,667           5.43
            $  6.88                48,000          7.5 years            6.88              48,000           6.88
            $  7.37                54,000          8.5 years            7.37              54,000           7.37
            $  5.25                64,000          9.4 years            5.25              42,666           5.25
            $  5.00                86,000          9.4 years            5.00              28,667           5.00
                                -----------                                            -----------    --------------

                                  348,000                           $   5.43             264,000      $    5.56
                                ===========                       =================    ===========    ==============

     No compensation expense has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value methodology prescribed under SFAS No. 123, the Company's net loss would have been increased by approximately $168,000 or approximately $0.08 per common share (basic and diluted) in 2000 and the Company's net income would have been reduced by approximately $113,000 or approximately $0.06 per common share (basic) and $0.04 per common share (diluted) in 1999 and reduced by $151,000 or approximately

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     $0.08 per common share (basic) and $0.06 per common share (diluted) in 1998. The effects of either recognizing or disclosing compensation cost under SFAS No. 123 may not be representative of the effects on reported net income for future years. The fair value of options granted during 2000, 1999, and 1998 is estimated as $1.57, $1.65, and $2.31, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility 20%, risk-free interest rate of 6.0%, and an expected life of five years.


(14) Related Party Transactions

     The Company acted as administrator and was a beneficiary of the Days Inns of America, Inc. ("Days Inns") Chapter 11 bankruptcy. Other income in 1998 includes $510,000 from favorable settlements of claims relating to such bankruptcy.

     The Company also acts as trustee for the Days Inns Creditors' Trust. The Company was reimbursed $100,000 in 2000, 1999, and 1998 for expenses incurred related to the Creditors' Trust. Other operating and administrative expenses in the accompanying 2000, 1999, and 1998 consolidated statements of income are presented net of such amounts.

     Other notes receivable (note 5) at December 31, 2000 and 1999 includes $72,316 and $156,705, respectively, due from a former officer and director of the Company. Such note bore interest at 10% and was fully repaid in March 2001.

     The convertible debentures (notes 8 and 10) were issued to investment funds managed by a subsidiary of Bay Harbour Management, formerly known as Tower Investment Group, Inc. (Bay Harbour). Bay Harbour owns or controls approximately 30.1% of the Company's outstanding common stock. An executive officer of Bay Harbour is on the Company's Board of Directors.

     A director of the Company is a principal in a hotel brokerage company. Such company acted as the broker in the sales of three hotels in 2000 in which the Company owned or held an interest and four leasehold interest sales in 1999 (note 7) and received aggregate commissions of $210,875 in 2000 and $63,000 in 1999 in connection therewith.


(15) Commitments

     In conjunction with various agreements with Marion and Cass St. Corporation (Cassland), owned by a significant shareholder, the Company is required to advance a total of $135,000 per hotel property constructed by Cassland. The Company then operates the properties under operating leases. The agreements specify the construction of ten properties. As of December 31, 2000, the Company had advanced Cassland a total of $765,000 and is required to advance an additional $585,000 once certain construction points are achieved. These advances are recorded as notes receivable with interest accruing at a rate of 8% per annum. Hotel operations expense in 2000 and 1999 includes rent expense of $374,642 and $220,049, respectively, to Cassland.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


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

     Hotel operations involves the operations of Company owned and leased hotels. Revenues are generated from unaffiliated hotel guests. Hotel operations also include the Company's share (equity method) of unconsolidated entities which also operate hotels and the minority interests' share of consolidated entities' results which are included in hotel operations.

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

     Condensed operating results, assets, and notes payable related to each segment as of and for the years ended December 31, 2000, 1999, and 1998 are presented below. Segment assets and notes payable exclude intercompany balances which eliminate in consolidation. No specific assets or notes payable relate to development activities and such activities are generally conducted by corporate personnel on a nonrecurring basis. Thus, development results are included with corporate results. Assets of hotel operations and the related notes payable are reflected in the hotel operations segment through the date of sale. Net gains from such sales are reflected in the development and corporate segment. Capital expenditures in 2000, 1999, and

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     1998 amounted to $3,430,915, $2,990,276, and $5,966,947,  respectively, and principally related to hotel operations. Income tax expense (benefit) is not allocated to the various segments.

                                                                                  2000
                                   -------------------------------------------------------------------------------------------------

                                      Hotel            Hotel             Hotel        Development
                                    operations       management       franchising     & corporate     Eliminations     Consolidated
                                   -------------    -------------     ------------    -------------   -------------    -------------

Revenues                           $23,717,220        1,975,169        1,784,142        1,065,673      (1,844,908)      26,697,296
Expenses                            18,785,484        2,405,694        1,233,379        1,847,550      (1,844,908)      22,427,199
                                   -------------    -------------     ------------    -------------                    -------------
     EBITDAR*                        4,931,736         (430,525)         550,763         (781,877)                       4,270,097

Rent                                 2,601,020               --               --               --                        2,601,020
Depreciation and amortization        1,457,648          175,623          126,000           24,000                        1,783,271
Provision for impairment                    --               --               --        2,300,000                        2,300,000
Interest                             2,390,021               --               --          609,578                        2,999,599
                                   -------------    -------------     ------------    -------------                    -------------

     Income (loss) before
       income taxes                $(1,516,953)        (606,148)         424,763       (3,715,455)                      (5,413,793)
                                   =============    =============     ============    =============                    =============

Assets                             $44,556,598        1,750,233        1,205,057        5,852,584                       53,364,472
                                   =============    =============     ============    =============                    =============

Notes payable                      $28,059,175                                          7,097,546                       35,156,721
                                   =============                                      =============                    =============

                                                                                  1999
                                   -------------------------------------------------------------------------------------------------

                                      Hotel            Hotel             Hotel        Development
                                    operations       management       franchising     & corporate     Eliminations     Consolidated
                                   -------------    -------------     ------------    -------------   -------------    -------------

Revenues                           $25,886,594         2,324,275        2,141,373        4,121,761     (1,801,876)      32,672,127
Expenses                            18,770,851         1,815,896        1,120,353        1,702,913     (1,801,876)      21,608,137
                                   -------------    -------------     ------------    -------------                    -------------
     EBITDAR*                        7,115,743           508,379        1,021,020        2,418,848                      11,063,990

Rent                                 2,858,378                --               --               --                       2,858,378
Depreciation and amortization        1,620,372            56,471          120,000           12,000                       1,808,843
Provision for impairment                    --                --               --          373,529                         373,529
Interest                             2,599,222                --               --          700,061                       3,299,283
                                   -------------    -------------     ------------    -------------                    -------------

     Income before
       income taxes                $    37,771           451,908          901,020        1,333,258                       2,723,957
                                   =============    =============     ============    =============                    =============

Assets                             $45,934,343         1,686,226        1,424,376        9,669,756                      58,714,701
                                   =============    =============     ============    =============                    =============

Notes payable                      $26,083,007                                           6,696,335                      32,779,342
                                   =============                                      =============                    =============

                                                                                  1998
                                   -------------------------------------------------------------------------------------------------

                                      Hotel            Hotel             Hotel        Development
                                    operations       management       franchising     & corporate     Eliminations     Consolidated
                                   -------------    -------------     ------------    -------------   -------------    -------------

Revenues                           $25,720,086          1,193,417        1,320,327        2,525,395     (1,590,082)      29,169,143
Expenses                            18,520,067          1,736,310        1,182,781        1,569,793     (1,590,082)      21,418,869
                                   -------------    -------------     ------------    -------------                    -------------
     EBITDAR*                        7,200,019           (542,893)         137,546          955,602                       7,750,274

Rent                                 2,660,488                 --               --               --                       2,660,488
Depreciation and amortization        1,587,341             50,505          123,500           12,000                       1,773,346
Interest                             2,298,223                 --               --          683,722                       2,981,945
                                   -------------    -------------     ------------    -------------                    -------------

     Income (loss) before
       income taxes                $   653,967           (593,398)          14,046          259,880                         334,495
                                   =============    =============     ============    =============                    =============

Assets                             $47,454,314            759,474        1,333,294        9,994,036                      59,541,118
                                   =============    =============     ============    =============                    =============

Notes payable                      $27,408,994                                            7,199,435                      34,608,429
                                   =============                                      =============                    =============

     *Earnings before interest, taxes, depreciation, amortization, and rent.

1345265

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data

     The following selected quarterly financial data was derived from the unaudited condensed consolidated financial statements of Buckhead America Corporation included in the Company's Form 10-Q's for the quarterly periods ended March 31, June 30, and September 30, 2000 and from the audited consolidated financial statements for the year ended December 31, 2000 which are included herein. The selected quarterly financial data should be read in conjunction with such consolidated financial statements, including the notes to those financial statements, which are incorporated by reference herein.


                                                                              2000
                                                  -------------------------------------------------------
                                                  First Qtr      Second Qtr       Third Qtr    Fourth Qtr
                                                  ---------      ----------       ---------    ----------

Total revenues                                   $6,550,468       6,986,244       7,812,983     5,347,601

EBITDAR*                                          1,406,800       1,791,580       1,975,751      (904,034)

Net income (loss)                                  (232,215)         10,888          19,511    (8,071,305)

Net income (loss) per common share - diluted        (0.15)         (0.03)          (0.03)         (4.02)


                                                                              1999
                                                   -------------------------------------------------------
                                                   First Qtr     Second Qtr       Third Qtr    Fourth Qtr
                                                   ---------     ----------       ---------    ----------

Total revenues                                   $6,625,675      10,880,573       7,878,095     7,287,784

EBITDAR*                                          1,461,188       5,518,256       2,441,221     1,643,325

Net income (loss)                                  (345,618)      2,119,723         279,640      (384,788)

Net income (loss) per common share - diluted          (0.22)           0.70            0.10         (0.22)


     * Earnings before interest, taxes, depreciation, amortization, and rent


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


     All information required by PART III (ITEMS 10, 11, 12, AND 13) is incorporated by reference to the Company's definitive proxy statement relating to the 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

     (1)  Financial Statements

               Independent Auditors' Report

               Consolidated Balance Sheets as of December 31, 2000 and 1999

               Consolidated Statements of Income (Loss) for the Years ended December 31, 2000, 1999, and 1998

               Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the Years ended December 31, 2000, 1999, and 1998

               Consolidated Statements of Cash Flows for the Years ended December 31, 2000, 1999, and 1998 Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

               All financial statement schedules are omitted since the required information is either not applicable, or is not significant, or is included in the consolidated financial statements and notes thereto.

     (3)  Index to Exhibits


   Exhibit    Description
    -------   -----------

     2.1  Stock  Purchase  Agreement  dated  as  of  March  7,  1997  among  the
          Registrant, The Lodge Keeper Group, Inc. ("Lodge Keeper") and the Stockholders of Lodge Keeper. (Incorporated by reference to Exhibit
          2.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.)

     2.2 Agreement of Merger dated as of March 11, 1997 among the Registrant, BLM-RH, Inc., Hatfield Inns, LLC, Guy Hatfield, Dorothy Hatfield, and Hatfield Inns Advisors, LLC. (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on June 9, 1997.)

     2.3  Second  Amendment to Agreement  of Merger,  dated as of September  17,
          1997 among the Company, BLM-RH, Inc., Hatfield Inns, LLC, Guy Hatfield, Dorothy Hatfield, and Hatfield Inn Advisors, LLC. (Incorporated by reference to Exhibit 2.1.1 to the Registrant's Current Report on Form 8-K filed October 8, 1997.)

     2.4* Post Closing  Amendment  to  Agreement of Merger,  dated as of May 31,
          2000 among the Company, BLM-RH, Inc., Hatfield Inns, LLC, Guy Hatfield, Dorothy Hatfield, and Hatfield Inn Advisors, LLC.

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

     3.3 Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on June 9, 1997.)

     3.4 Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 5, 1998.)

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

    10.3  Second   Amendment  to  Douglas  C.  Collins   Employment   Agreement.
          (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.)

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

    10.6 Second Amendment to Robert B. Lee Employment Agreement. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.)

    10.7 Employment Agreement dated as of May 8, 1997 between the Company and Ronald L. Devine. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.)

    10.8  First   Amendment   to  Ronald   L.   Devine   Employment   Agreement.
          (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.)

    10.9* Ronald L. Devine Termination Agreement.

   10.10 1995 Stock Option Plan. (Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement dated April 25, 1995.)

   10.11  1997 Employee Stock Option Plan  (Incorporated by reference to Annex 1
          to  the  Registrant's   Definitive  Proxy  Statement  filed  with  the
          Securities and Exchange Commission on June 9, 1997.)

   10.12  1998 Employee Stock Option Plan  (Incorporated by reference to Annex 1
          to  the  Registrant's   Definitive  Proxy  Statement  filed  with  the
          Securities and Exchange Commission on May 5, 1998.)

   10.13 1999 Employee Stock Option Plan (Incorporated by reference to Annex 1 to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 1999.)

   10.14  2000 Employee Stock Option Plan  (Incorporated by reference to Exhibit
          10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

     21*   Subsidiaries of the Company

     23*   Accountants' Consent

    *Filed herewith




(B)  REPORTS ON FORM 8-K

     The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

(C)  EXHIBITS

     The required exhibits as listed in Item 14(a)3 - "Index to Exhibits" herein follows.

(D)  FINANCIAL STATEMENT SCHEDULES

     None. See Item 14(a)2 herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                  BUCKHEAD AMERICA CORPORATION
                              ----------------------------

By: (Signature and Title):    /s/ Douglas C. Collins                 /s/ Robert B. Lee
                              --------------------------------       -------------------------------
                              Douglas C. Collins                     Robert B. Lee
                              President &                            Senior Vice President & Chief
                              Chief Executive Officer                Financial & Accounting Officer

Date:                         March 29 , 2001                        March 29 , 2001
                              ---------------------------------      -------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title)                         Date

 /s/ Douglas C. Collins                           March 29, 2001
- ----------------------------------------------    --------------------
Douglas C. Collins
Director

 /s/ David C. Glickman                            March 29, 2001
- ----------------------------------------------    ---------------------
David C. Glickman
Director

 /s/ Robert B. Lee                                March 29, 2001
- ----------------------------------------------    --------------------
Robert B. Lee
Director

 /s/ David B. Mumford                             March 29, 2001
- ----------------------------------------------    ---------------------
David B. Mumford
Director

 /s/ William K. Stern                             March 29, 2001
- ----------------------------------------------    ---------------------
William K. Stern
Director

 /s/ Steven A. Van Dyke                           March 29, 2001
- ----------------------------------------------    ---------------------
Steven A. Van Dyke
Director



1345216