Form 10-Q
period 2001-03-31
BUCKHEAD AMERICA CORP
filed 2001-05-15
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2001

     [  ] Transition  Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

            For the transition period from __________ to ____________

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

                                       N/A
                                       ---
   (Former name, former address and former fiscal year, if changed since last report.)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 30, 2001

           Common stock, par value $.01 - 1,970,779 shares outstanding
           -----------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Financial Statements

                             March 31, 2001 and 2000

                                   (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)

                                                                                  March 31,           December 31,
                            ASSETS                                                  2001                 2000
                                                                                -----------           ------------
Current assets:
    Cash and cash equivalents, including restricted cash of
       $407,264 at March 31, 2001 and $382,646 at December 31, 2000             $ 1,244,158           $ 1,345,671
    Investment securities, including restricted securities of
       $162,809 at March 31, 2001 and $182,067 at December 31, 2000                 185,467               202,750
    Accounts receivable, net                                                      1,766,893             1,436,030
    Current portions of notes receivable, net                                       527,361               832,055
    Property held for sale, net                                                  16,480,814            21,273,517
    Other current assets                                                            221,995               202,911
                                                                                -----------           -----------
           Total current assets                                                  20,426,688            25,292,934

Noncurrent portions of notes receivable, net                                      4,002,158             3,695,160
Property and equipment, at cost, net                                             20,991,619            20,967,076
Other assets                                                                      3,118,747             3,409,302
                                                                                ------------          -----------
                                                                                $48,539,212           $53,364,472
                                                                                ===========           ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                       $ 3,753,574          $  3,420,277
    Current portions of notes payable                                            15,039,677            18,803,712
                                                                                -----------          ------------
          Total current liabilities                                              18,793,251            22,223,989

Noncurrent portions of notes payable                                             16,579,722            16,353,009
Other liabilities                                                                   210,903               269,330
                                                                                -----------          ------------
          Total liabilities                                                      35,583,876            38,846,328
                                                                                -----------          ------------

Minority interests                                                                  646,178               764,068

Shareholders' equity:
     Series B preferred stock; par value $100; 200,000 shares
        authorized; 30,000 shares issued and outstanding                          3,000,000             3,000,000
     Common stock; $.01 par value; 5,000,000 shares authorized;
        2,113,881 shares issued and 2,015,885 and 2,025,023 shares
        outstanding at March 31, 2001 and December 31, 2000, respectively            21,139                21,139
     Additional paid-in capital                                                   7,897,530             7,897,530
     Retained earnings                                                            2,347,142             3,729,683
     Accumulated other comprehensive loss                                          (269,336)             (245,229)
     Treasury stock, 97,996 and 88,858 common shares
        at March 31, 2001 and December 31, 2000, respectively                      (687,317)             (649,047)
                                                                                -----------           -----------
           Total shareholders' equity                                            12,309,158            13,754,076
                                                                                -----------           -----------
                                                                                $48,539,212           $53,364,472
                                                                                ===========           ===========

     See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

               Condensed Consolidated Statements of Income (Loss)
                   Three Months ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                    2001                 2000
                                                                                ------------           -----------
Revenues:
     Hotel revenues                                                             $ 4,276,775            $5,950,595
     Franchise fees, management fees, and other income                              606,311               483,466
     Interest income                                                                120,489              116,407
                                                                                ------------           -----------
          Total revenues                                                          5,003,575             6,550,468
                                                                                ------------           -----------

Expenses:
     Hotel operations                                                             3,643,604             4,280,975
     Other operating and administrative                                           1,002,278               862,693
     Leasehold rent                                                                 639,240               652,122
     Depreciation and amortization                                                  290,381               421,445
     Interest                                                                       810,613               715,448
                                                                                ------------           -----------
          Total expenses                                                          6,386,116             6,932,683
                                                                                ------------           -----------

          Income (loss) before income taxes                                      (1,382,541)             (382,215)

Deferred income tax benefit                                                               -              (150,000)
                                                                                ------------           -----------
          Net income (loss)                                                     $(1,382,541)           $ (232,215)
                                                                                ============           ===========

Net income (loss) per common share:
     Basic                                                                      $     (0.72)           $    (0.15)
                                                                                ============           ===========
     Diluted                                                                    $     (0.72)           $    (0.15)
                                                                                ============           ===========

Weighted average number of shares used to
  calculate net income (loss) per common share:
     Basic                                                                        2,019,033             2,026,176
                                                                                ------------           -----------
     Diluted                                                                      2,019,033             2,026,176
                                                                                ============           ===========


     See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                   2001                   2000
                                                                                   ----                   ----
Cash flows from operating activities:
     Net income (loss)                                                          $(1,382,541)          $  (232,215)
     Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
          Depreciation and amortization                                             290,381               421,445
          Minority interest in income (loss)                                        (96,306)               57,330
          Deferred income tax expense (benefit)                                           -              (150,000)
          Other, net                                                                 59,817              (184,551)
                                                                                ------------          ------------
               Net cash provided by (used in) operating activities               (1,128,649)              (87,991)

Cash flows from investing activities:
     Principal receipts on notes receivable                                         392,696               129,092
     Originations of notes receivable                                               (95,000)             (100,000)
     Capital expenditures                                                           (96,455)             (624,917)
     Proceeds from property and leasehold interest sales, net                       800,782               267,260
                                                                                ------------          ------------
              Net cash provided by (used in) investing activities                 1,002,023              (328,565)
                                                                                ------------          ------------

Cash flows from financing activities:
     Repayments of notes payable                                                   (155,033)             (379,992)
     Proceeds from notes payable                                                    240,000                14,440
     Distributions to minority interest partners                                    (21,584)             (106,768)
     Other, net                                                                     (38,270)             (106,768)
                                                                                ------------          ------------
              Net cash provided by (used in) financing activities                    25,113              (579,088)
                                                                                ------------          ------------

Net increase (decrease) in cash and cash equivalents                               (101,513)             (995,644)

Cash and cash equivalents at beginning of period                                  1,345,671             2,390,856
                                                                                ------------           -----------
Cash and cash equivalents at end of period                                      $ 1,244,158            $1,395,212
                                                                                ============           ===========


     See accompanying notes to condensed consolidated financial statements.


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                             March 31, 2001 and 2000
                                   (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year or any other interim period. For further information, see the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000.

(2)  Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was $(1,406,648) and $(247,768), respectively.

(3)  Segment Information

Condensed operating results for each Company segment for the three months ended March 31, 2001 and 2000 is presented below:

                                                          Three months ended March 31, 2001
                     ----------------------------------------------------------------------------------------------
                     Hotel           Hotel          Hotel            Development
                     Ownership       Management     Franchising      & Corporate    Eliminations       Consolidated
                     ---------       ----------     -----------      -------------  --------------     ------------
Revenues             $ 4,276,775         462,176        505,558           121,195        (362,129)     $ 5,003,575
Expenses               3,745,009         674,915        300,662           287,425        (362,129)       4,645,882
                     -------------------------------------------------------------                     ------------
EBITDAR*                 531,766        (212,739)       204,896          (166,230)                         357,693

Rent                     639,240                                                                           639,240
Depreciation             210,574          42,307         31,500             6,000                          290,381
Interest                 646,215               -              -           164,398                          810,613
                     -------------------------------------------------------------                     ------------
Income (loss) before
  income taxes       $  (964,263)       (255,046)       173,396          (336,628)                     $(1,382,541)
                     ==============================================================================================

                                                          Three months ended March 31, 2001
                     ----------------------------------------------------------------------------------------------
                     Hotel           Hotel          Hotel            Development
                     Ownership       Management     Franchising      & Corporate    Eliminations       Consolidated
                     ---------       ----------     -----------      -------------  --------------     ------------
Revenues             $ 5,950,595         439,569        442,538           130,393        (412,627)     $ 6,550,468
Expenses               4,394,509         514,662        256,806           390,318        (412,627)       5,143,668
                     -------------------------------------------------------------                      -----------
EBITDAR*               1,556,086         (75,093)       185,732          (259,925)                       1,406,800

Rent                     652,122                                                                           652,122
Depreciation             352,502          31,443         31,500             6,000                          421,445
Interest                 559,525          -              -                155,923                          715,448
                     -------------------------------------------------------------                      -----------
Income (loss) before
  income taxes       $    (8,063)       (106,536)       154,232          (421,848)                      $(382,215)
                    ===============================================================================================

  * Earnings before interest, taxes, depreciation,  amortization and rent

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Financial Condition

The Company experienced negative cash flow from operations of approximately $1.1 million during the first quarter of 2001. The Company also repaid approximately $155,000 of debt obligations and invested approximately $96,000 in capital expenditures for improvements and replacements on existing properties. Cash inflows of approximately $393,000 resulted from principal receipts on notes receivable and nearly $801,000 from the sale of hotel properties. The Company also drew down the remaining $240,000 on its bank line of credit. The combined effect of these and other activities resulted in a decrease in cash of approximately $102,000 from December 31, 2000. The Company's hotel operations are highly seasonal. Historically, the Company's hotel revenues and operating profits have been stronger during the second and third quarters as opposed to the first and fourth quarters. Management expects this trend to continue and believes that additional cash will be generated from second and third quarter operations and from additional sales of hotel properties.

As of December 31, 2000 the Company had 17 owned or leased properties classified as held for sale. Four of these properties were sold during the first quarter of 2001 and three others are presently under contract for sale. Management is also evaluating other owned hotel properties for their potential for sale and the resulting impact on the Company.

Management has negotiated the extension of payment terms for certain of its unsecured borrowings and is presently discussing extension terms with other lenders. The suspension of preferred stock dividends has been continued. Certain staff and executive level positions in the Company's hotel management and hotel franchising operations have been eliminated. Capital expenditure commitments have been limited and certain previous lease commitments have been cancelled.

Adequate liquidity for future operations will be dependent upon the generation of significant cash proceeds from hotel property sales and the timing thereof.

Material Changes in Results of Operations

The decline in revenues and increase in net loss in the first quarter of 2001 versus 2000 is mostly attributable to the loss of the Company's Orlando and Daytona, Florida hotel properties. The Orlando hotel property lease expired at the end of 2000 and the Daytona hotel was sold in September 2000. The combined revenues and income before taxes from these two hotels in the first quarter of 2000 amounted to approximately $1,820,000 and $670,000 respectively.

Owned and leased hotel earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") decreased approximately $740,000 from the first quarter of 2000 as a result of the loss of the Orlando and Daytona hotels. The remaining decrease in 2001 is attributable to a 16% revenue decline in the hotels leased from Host Funding and slighter revenue declines in certain other owned hotel properties which are presently held for sale. The Company's Rural Gold properties generally performed the same as or slightly ahead of the prior year quarter.

The increase in owned and leased hotel first quarter loss before income taxes was not as significant as the EBITDAR decline due primarily to reductions in depreciation expense resulting from 2000 and 2001 property sales and the non-recognition of depreciation on properties held for sale. Interest expense increased as a result of hotel acquisitions made in 2000. Interest expense is expected to decrease in future periods as additional properties are sold.

Hotel management EBITDAR and loss before income taxes declined approximately $138,000 and $149,000, respectively, from the first quarter of 2000. This decline is attributable to increased payroll costs resulting from severance payments relating to eliminated positions and the addition of three sales and marketing positions since the first quarter of 2000 in an effort to improve revenues at Company and third party owned hotels. Also note that hotel management revenues are based on managed hotel gross revenues and are therefore subject to the same seasonality fluctuations as experienced in the owned and leased hotels. In April 2001, nine management contracts relating to hotels owned by affiliates of Quality Lodging LLC were terminated. The Company is contesting the validity of such terminations. The Company's March 31, 2001 balance sheet includes deferred costs of approximately $900,000 relating to these contracts, and management fees earned from these contracts amounted to approximately $300,000 annually.

Hotel franchising EBITDAR and income before income taxes increased by approximately $20,000 in the first quarter of 2001 versus the same period in 2000. Such improvement results primarily from additional franchise property openings. Presently there are 59 Country Hearth Inn properties open and an additional 25 properties under development, of which approximately half are expected to open within the next 12 months.

Net losses of approximately $506,000 resulting from first quarter 2001 hotel property sales were charged to previously established impairment allowances and therefore had no impact on 2001 net loss.

Corporate expenses in the first quarter of 2000 included approximately $45,000 of nonrecurring professional fee charges. The remaining decrease in 2001 resulted from the termination of an executive officer in the fourth quarter of 2000.

The Company files income tax returns and recognizes income tax expense (benefit) on an annual calendar basis. The deferred income tax benefit recognized in the first quarter of 2000 represented management's estimate of the impact on the annual income tax expense (benefit) which resulted from such quarter's operations. In the fourth quarter of 2000, management elected to establish a valuation allowance for the full amount of the Company's deferred tax assets. Consequently, no deferred tax benefit has been recognized in 2001.


Effect of New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The adoption of SFAS No. 133 and SFAS No. 138 did not have a material effect on the Company's financial statements as the Company had no derivative instruments as of March 31, 2001 or December 31, 2000.

Risk Factors

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

The Company is subject to a number of risks, including the general risks of investing in real estate, the illiquidity of real estate, environmental risks, possible uninsured or under insured losses, fluctuations in property taxes, hotel operating risks, the impact of competition, the difficulty of managing growth, seasonality, the risks inherent in operating a hotel franchise business and hotel management business, the risks involved in hotel renovation and construction, and the uncertainty of obtaining additional financing or extensions of existing credit facilities as needed. For a discussion of these and other risk factors, see the "RISK FACTOR" section contained in the Company's Registration Statement on Form S-3 (File No. 333-37691).

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2001, the Company's obligations included variable rate mortgage notes and a line of credit bank note with aggregate principal balances of $3,002,761 which mature at various dates through 2015. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental one-point increase in the prime interest rate would increase the Company's interest expense by approximately $30,000 per year. This risk is somewhat mitigated in that inflationary increases in interest rates would theoretically result in increases in average hotel room rates. Also, significant increases in interest rates would have a dampening effect on additions of competitive hotels in the Company's markets.

At March 31, 2001, the Company's unrestricted investment securities included equity securities valued at $41,321. The Company is exposed to the risk that such securities will become worthless. The Company's restricted investment securities also include equity securities. Such restricted securities comprise the assets of the Company's deferred compensation plan and changes in the value of such securities have no net impact on the Company's earnings.

The ultimate collection of the Company's notes receivable is subject to various credit risks. Net notes receivable at March 31, 2001 amounted to $4,529,519 and consisted of 33 notes, most of which were collateralized by or related to various hotel assets. Also, certain of these notes relate to leasehold interests in hotel properties for which the Company remains contingently liable for future rent payments. The Company is also contingently liable for certain notes payable relating to hotel properties which have been sold. The collection of such notes receivable and the potential financial exposure for contingent rents and note payable obligations is determined by the ability of other hotel operators to satisfy these obligations. Their ability to satisfy such obligations is subject to many risks, including economic conditions affecting the hotel industry, their ability to effectively manage their hotel assets, new competition, and other factors.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 23, 1997, the Company issued 30,000 unregistered shares of $100 par value ten percent (10%) nonvoting cumulative Series A Preferred Stock as partial consideration for the acquisition of Hatfield Inns, LLC. Pursuant to a settlement agreement finalized in 2000, certain dividends in arrears were forgiven and the Company agreed to exchange all of the outstanding shares of Series A Preferred Stock for an equal number of unregistered shares of $100 par value Series B Preferred Stock. The exchange was completed in the first quarter of 2001. The Series B Preferred Stock is nonvoting and accrues cumulative dividends at the rate of 9.25%. The Series B Preferred Stock has certain rights, privileges and preferences that limit and qualify the rights of the Common Shareholders of the Company. Holders of the Series B Preferred Stock are entitled to receive, prior and in preference to any distribution to the holders of Common Stock, cumulative dividends at the rate of 9.25% per annum, to the extent declared by the Board of Directors. All accrued but unpaid dividends of the Series B Preferred Stock must be paid in full before any cash dividend may be declared on the Common Stock. Further, holders of the Series B Preferred Stock have certain preferential distribution rights in the event of any liquidation, dissolution or winding-up of the Company. As of March 31, 2001, there was $115,625 of cumulative preferred dividends in arrears.

Exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act") for the transaction described above was claimed on the basis that such transaction did not constitute an "offer," an "offer to sell," or a "sale" under Section 5 of the Securities Act. Exemption from registration is also claimed under sections 4(2) and 4(6) of the Securities Act and the rules and regulations promulgated thereunder.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBIT INDEX

   Exhibit            Description
   -----------------------------------------------------------------------------

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

   4(i) Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Registrant.

   11                 Statement re: Computation of per share Earnings



(B)  REPORTS ON FORM 8-K

On February 20, 2001, the Company filed a current report on Form 8-K regarding the change of the listing of its common stock to The Nasdaq SmallCap Market.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Buckhead America Corporation
                                        --------------------------------------
                                        (Registrant)


May 15, 2001                            /s/ Douglas C. Collins
------------------------                ---------------------------------------
Date                                    Douglas C. Collins
                                        President and Chief Executive Officer


May 15, 2001                            /s/ Robert B. Lee
-------------------------               ---------------------------------------
Date                                    Robert B. Lee
                                        Senior Vice President and
                                        Chief Financial and Accounting Officer

1359672