Form 10-Q
period 2001-06-30
BUCKHEAD AMERICA CORP
filed 2001-08-14
CIK 909725

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

          For the quarterly period ended   JUNE 30, 2001
                                           --------------

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to


               Commission file number  0-22132
                                      ---------


                            BUCKHEAD AMERICA CORPORATION
              (Exact name of registrant as specified in its charter)

                 DELAWARE                                    58-2023732
                 --------                                    ----------
         (State or other jurisdiction of       (IRS Employer Identification No.
         incorporation or organization)

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

     Indicate the number of shares  outstanding of each of the issuer's  classes
of  common  stock,   as  of  the  latest   practicable   date:   July  31,  2001

           Common stock, par value $.01 - 2,015,885 shares outstanding
           -----------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


                          Item 1. Financial Statements


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Financial Statements

                             June 30, 2001 and 2000

                                   (Unaudited)

                                          BUCKHEAD AMERICA CORPORATION

                                                AND SUBSIDIARIES

                                      Condensed Consolidated Balance Sheets
                                       June 30, 2001 and December 31, 2000
                                                   (Unaudited)


                                                                                     June 30,               December 31,
                                       ASSETS                                          2001                   2000
                                                                                       ----                   ----

Current Assets:
     Cash and cash equivalents, including restricted cash of $443,170 at
     June  30, 2001 and $382,646 at December 31, 2000                         $         729,498      $        1,345,671
     Investment securities, including restricted securities of
         $165,474 at June 30, 2001 and $182,067 at December 31, 2000                    192,485                 202,750
     Accounts receivable, net                                                         1,899,218               1,436,030
     Current portions of notes receivable, net 669,801                                  832,055
     Property held for sale, net                                                     16,618,563              21,273,517
     Other current assets                                                               292,796                 202,911
                                                                              ---------------------- -----------------------
                  Total current assets                                               20,402,361              25,292,934

Noncurrent portions of notes receivable, net                                          4,446,124               3,695,160
Property and equipment, at cost, net                                                 17,205,347              20,967,076
Other assets                                                                          3,009,609               3,409,302
                                                                              ---------------------- -----------------------
                                                                              $      45,063,441      $       53,364,472
                                                                              ====================== =======================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                    $       3,229,095      $        3,420,277
     Current portions of notes payable                                               14,006,562              18,803,712
                                                                              ---------------------- -----------------------
                  Total current liabilities                                          17,235,657              22,223,989
                                                                              ====================== =======================

Noncurrent portions of notes payable                                                 15,108,406              16,353,009
Other liabilities                                                                       208,288                 269,330
                                                                              ---------------------- -----------------------
                  Total liabilities                                                  32,552,351              38,846,328
                                                                              ====================== =======================

Minority interests                                                                      672,232                 764,068

Shareholders' equity:
     Series B preferred stock; par value $100; 200,000 shares
         authorized; 30,000 shares issued and outstanding                             3,000,000               3,000,000
     Common stock; $.01 par value; 5,000,000 shares authorized;
         2,113,881 shares issued and 2,015,885 and 2,025,023 shares
         outstanding at June 30, 2001 and December 31,2000, respectively                 21,139                  21,139
     Additional paid-in capital                                                       7,897,530               7,897,530
     Retained earnings                                                                1,889,285               3,729,683
     Accumulated other comprehensive loss                                             (281,779)               (245,229)
     Treasury stock, 97,996 and 88,858 common shares
         at June 30, 2001 and December 31,2000, respectively                          (687,317)               (649,047)
                                                                              ---------------------- -----------------------
                  Total shareholders' equity                                         11,838,858              13,754,076
                                                                              ---------------------- -----------------------
                                                                              $      45,063,441      $       53,364,472
                                                                              ====================== =======================

  See accompanying notes to condensed consolidated financial statements.


                                                          BUCKHEAD AMERICA CORPORATION
                                                                AND SUBSIDIARIES

                                               Condensed Consolidated Statements of Income (Loss)
                                                    Six Months ended June 30, 2001 and 2000
                                                                  (Unaudited)

                                                                  2001                    2000
                                                                  ----                    ----
Revenues:
  Hotel revenues                                          $       9,365,295      $       12,305,170
  Franchise fees, management fees, and other income               1,068,506                 990,158
  Interest income                                                   244,197                 241,384
                                                          --------------------  ---------------------
       Total revenues                                            10,677,998              13,536,712
                                                          ====================  =====================

Expenses:
  Hotel operations                                                7,145,475               8,593,990
  Other operating and administrative                              1,918,866               1,744,342
  Leasehold rent                                                  1,330,754               1,333,197
  Depreciation and amortization                                     542,763                 815,922
  Interest                                                        1,557,413               1,418,588
                                                          --------------------  ---------------------
       Total expenses                                     $      12,495,271              13,906,039
                                                          ====================  =====================

           Income (loss) before income taxes                     (1,817,273)               (369,327)

  Deferred income tax expense (benefit)                                   -                (148,000)
                                                          --------------------  ---------------------
           Net income (loss)                              $      (1,817,273)               (221,327)
                                                          ====================  =====================


Net income (loss) per common share:
           Basic                                                      (0.97)                  (0.18)
                                                          --------------------  ---------------------

           Diluted                                                    (0.97)                  (0.18)
                                                          --------------------  ---------------------

Weighted average number of shares used to calculate net income (loss) per common share:
           Basic                                                   2,017,459               2,020,641
                                                          --------------------  ---------------------

           Diluted                                                 2,017,459               2,020,641
                                                          ====================  =====================

See accompanying notes to condensed consolidated financial statements.

                                                          BUCKHEAD AMERICA CORPORATION
                                                                AND SUBSIDIARIES

                                               Condensed Consolidated Statements of Income (Loss)
                                                   Three Months ended June 30, 2001 and 2000
                                                                  (Unaudited)


                                                                       2001                  2000
                                                                       ----                  ----
Revenues:
         Hotel revenues                                        $       5,088,520     $       6,354,575
         Franchise fees, management fees, and other income               462,195               506,692
         Interest income                                                 123,708               124,977
                                                               --------------------- ------------------
             Total revenues                                            5,674,423             6,986,244
                                                               ===================== ==================

Expenses:
         Hotel operations                                              3,501,871             4,313,015
         Other operating and administrative                              916,588               881,649
         Leasehold rent                                                  691,514               681,075
         Depreciation and amortization                                   252,382               394,477
         Interest                                                        746,800               703,140
                                                               --------------------- ------------------
             Total expenses                                            6,109,155             6,973,356
                                                               ===================== ==================

             Income (loss) before income taxes                         (434,732)                12,888

Deferred income tax expense                                                    -                 2,000
                                                               --------------------- ------------------

             Net income (loss)                                 $       (434,732)                10,888
                                                               ===================== ==================


Net income (loss) per common share:
         Basic                                                 $          (0.25)     $          (0.03)
                                                               --------------------- ------------------
         Diluted                                               $          (0.25)                (0.03)
                                                               ===================== ==================

Weighted average number of shares used to calculate net income (loss) per common share:

         Basic                                                         2,015,885             2,015,106
                                                               ===================== ==================
         Diluted                                                       2,015,885             2,015,106
                                                               ===================== ==================



see accompanying notes to condensed consolidated financial statements.

                                                          BUCKHEAD AMERICA CORPORATION
                                                                AND SUBSIDIARIES

                                                Condensed Consolidated Statements of Cash Flows
                                                    Six Months Ended June 30, 2001 and 2000
                                                                  (Unaudited)


                                                                                           2001                    2000
                                                                                  ------------------        ---------------
Cash flows from operating activities:
      Net income (loss)                                                              $   (1,817,273)         $   (221,327)
      Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                      542,763               815,922
         Sales of trading securities, net                                                         -              1,034,14
         Minority interest in income (loss)                                                (129,472)              129,024
         Deferred income tax expense (benefit)                                                    -              (148,000)
         Increase in accounts receivable, net                                              (463,188)             (958,128)
         Increase (decrease) in accounts payable and accrued expenses, net                 (191,182)              797,028
         Other, net                                                                        (177,212)              106,404
                                                                                  ------------------        ---------------
              Net cash provided by (used in) operating activities                        (2,235,564)            1,555,065
                                                                                  ------------------        ---------------

Cash flows from investing activities:
      Principal receipts on notes receivable                                               446,290               456,815
      Originations of notes receivable                                                    (140,000)             (510,000)
      Capital expenditures                                                                (341,600)           (1,794,638)
      Proceeds from property and leasehold interest sales, net                           1,651,418               581,391
      Other, net                                                                           195,042              (298,306)
                                                                                  ------------------        -----------------
Net cash provided by (used in) investing activities                                      1,811,150            (1,564,738)
                                                                                  ------------------        -----------------

Cash flows from financing activities:
      Repayments of notes payable                                                         (408,000)             (715,890)
      Proceeds from notes payable                                                          240,000               483,717
      Distributions to minority interest partners                                          (27,648)             (106,768)
      Preferred stock dividends paid                                                       (23,125)             (115,625)
      Other, net                                                                            27,014               (52,759)
                                                                                  ------------------        ---------------
Net cash provided by (used in) financing activities                                       (191,759)             (507,325)
                                                                                  ------------------        ---------------

Net increase (decrease) in cash and cash equivalents                                      (616,173)             (516,998)

Cash and cash equivalents at beginning of period                                         1,345,671             2,390,856
                                                                                  ------------------        ---------------

Cash and cash equivalents at end of period                                            $    729,498           $ 1,873,858
                                                                                  ==================        ===============




See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                             June 30, 2001 and 2000
                                   (Unaudited)

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

(2)  Comprehensive Income (Loss)
     ---------------------------

     Total comprehensive income (loss) for the six months ended June 30, 2001 and 2000 was $(1,853,823) and $(267,986), respectively, and for the three months ended June 30, 2001 and 2000 was $(447,175) and$(20,218), respectively.

(3)  Segment Information
     -------------------

     Condensed operating results for each Company segment for the six months ended June 30, 2001 and 2000 are presented below:


                                                               Six months ended June 30, 2001
                                --------------------------------------------------------------------------------------
                                Hotel         Hotel          Hotel         Development
                                Operations    Management     Franchising   & Corporate    Eliminations   Consolidated
                                --------------------------------------------------------------------------------------

Revenues                        $ 9,365,295       864,657     1,010,592       245,781       (808,327)     10,677,998
Expenses                          7,369,028     1,221,178       570,842       711,620       (808,327)      9,064,341
                                ------------- -------------- ------------- -------------- -------------- -------------

EBITDAR*                          1,996,267      (356,521)      439,750      (465,839)              -      1,613,657

Rent                              1,330,754              -            -              -              -      1,330,754
Depreciation                        400,500        67,263         3,000        12,000               -        542,763
Interest                          1,222,677              -             -      334,736               -      1,557,413
                                ------------- -------------- ------------- -------------- -------------- -------------
Income (loss) before
   income taxes                 $  (957,664)     (423,784)      376,750      (812,575)              -     (1,817,273)


                                                               Six Months Ended June 30, 2000
                               --------------------------------------------------------------------------------------
                                Hotel         Hotel          Hotel         Development
                                Operations    Management     Franchising   & Corporate    Eliminations   Consolidated
                               -----------    ----------     -----------   -----------    ------------   ------------

Revenues                        $ 12,305,170      947,772       904,207       369,307        (889,744)    13,536,712
Expenses                           8,844,655    1,048,817       504,759       829,845        (889,744)    10,338,332
                                ------------- -------------- ------------- -------------- -------------- -------------

EBITDAR*                           3,460,515     (101,045)      399,448      (560,538)               -     3,198,380
                                ------------- -------------- ------------- -------------- -------------- -------------

Rent                               1,333,197            -             -             -                -     1,333,197
Depreciation                         677,678       63,244         3,000        12,000                -       815,922
Interest                           1,102,970            -             -       315,618                -     1,418,588
                                ------------- -------------- ------------- -------------- -------------- -------------

Income (loss) before
   income taxes                  $   346,670     (164,289)      336,448      (888,156)              -       (369,327)
                                ============= ============== ============= ============== ============== =============



                                                         BUCKHEAD AMERICA CORPORATION
                                                                AND SUBSIDIARIES

                                              Notes to Condensed Consolidated Financial Statements
                                                             June 30, 2001 and 2000
                                                                  (Unaudited)


Condensed operating results for each Company segment for the three months ended
June 30, 2001 and 2000 are presented below:

                                        Three months ended June 30, 2001
                        --------------------------------------------------------------------------------------------
                         Hotel            Hotel          Hotel           Development
                         Operations       Management     Franchising     & Corporate     Eliminations   Consolidated
                         ----------       ----------     -----------     -----------     ------------   ------------

Revenues                $ 5,088,520        402,481         505,034        124,586         (446,198)        5,674,423
Expenses                  3,624,019        546,263         270,180        424,195         (446,198)        4,418,459
                        -------------   -------------  -------------   --------------   -------------   --------------
   EBITDAR*               1,464,501       (143,782)        234,854       (299,609)                         1,255,964

Rent                        691,514              -               -              -                            691,514
Depreciation                189,926         24,956          31,500          6,000                            252,382
Interest                    576,462              -               -        170,338                            746,800
                        -------------   -------------  -------------   --------------   -------------   --------------
Income (loss) before
   income taxes         $     6,599       (168,738)        203,354       (475,947)                          (434,732)
                        =============   =============  =============   ==============   =============   ==============




                                                                       Three months ended June 30, 2000
                        -----------------------------------------------------------------------------------------------
                         Hotel            Hotel           Hotel           Development
                         Operations       Management      Franchising     & Corporate     Eliminations    Consolidated
                         ----------       ----------      -----------     -----------     ------------    -------------

Revenues                 $ 6,354,575        508,203         461,669        138,914         (477,117)        6,986,244
Expenses                   4,450,146        534,155         247,953        439,527         (477,117)        5,194,664
                         -------------   -------------  -------------   --------------   -------------   --------------

EBITDAR*                   1,904,429        (25,952)        213,716       (300,613)                         1,791,580

Rent                         681,075              -               -              -                            681,075
Depreciation                 325,176         31,801          31,500           6,000                           394,477
Interest                     543,445              -               -         159,695                           703,140
                         -------------   -------------  -------------   --------------   -------------   --------------

Income (loss) before
   income taxes          $    354,733       (57,753)        182,216        (466,308)                           12,888
                        ==============  ==============  =============   ==============   =============   ==============

* Earnings before interest, taxes, depreciation, amortization, and rent

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition.

The Company experienced negative cash flow from operations of approximately $2,235,000 during the first half of 2001. This included an accounts receivable increase of over $460,000 which had a negative impact on cash used in operations. This accounts receivable increase is largely attributable to the seasonal nature of hotels managed and franchised by the Company and such balances are expected to decline in the third quarter. The Company repaid approximately $408,000 of debt obligations and invested approximately $342,000 in capital expenditures for improvements and replacements on existing properties and on new construction. A portion of the funding for these items was from additional borrowings of approximately $240,000, principal receipts on notes receivable of approximately $446,000, and from proceeds from property sales of approximately $1,651,000.

As of December 31, 2000, the Company had 17 owned or leased properties classified as held for sale. Seven of these properties were sold during the first half of 2001 and two others are presently under contract for sale. During the second quarter of 2001, an additional hotel was categorized as held for sale and management is evaluating other owned hotel properties for their potential for sale and the resulting impact on the Company.

Management has negotiated the extension of payment terms for certain of its unsecured borrowings and is presently discussing extension terms with other lenders. Preferred stock dividends are five months in arrears. Certain staff and executive level positions in the Company's hotel management and hotel franchising operations have been eliminated. Capital expenditure commitments have been limited and certain previous lease commitments have been cancelled.

Adequate liquidity for future operations will be dependent upon the generation of significant cash proceeds from hotel property sales and the timing thereof, and the Company's ability to negotiate an extension or replacement of its existing credit facility.


Material Changes in Results of Operations.

The decline in revenues and increase in net loss in the first and second quarters of 2001 versus 2000 is mostly attributable to the loss of the Company's Orlando and Daytona, Florida hotel properties. The Orlando hotel property lease expired at the end of 2000 and the Daytona hotel was sold in September 2000. The combined revenues and income before taxes from these two hotels in the first half of 2000 amounted to approximately $3,184,000 and $1,039,000 respectively.

Owned and leased hotel earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") during the three and six month periods ended June 30, 2001 decreased approximately $418,000 and $1,158,000, respectfully, as a result of the loss of the Orlando and Daytona hotels. The remaining decreases in 2001 are attributable to the impact of properties sold during 2001 and slight overall revenue declines in other owned hotel properties which are presently held for sale. The Company's Rural Gold properties generally performed the same as or slightly ahead of the prior year.

The increase in owned and leased hotel first and second quarter losses before income taxes was not as significant as the EBITDAR changes due primarily to reductions in depreciation expense resulting from 2000 and 2001 property sales and the non-recognition of depreciation on properties held for sale. Interest expense increased as a result of hotel acquisitions made in 2000. Interest expense is expected to decrease in future periods as additional properties are sold.

Hotel management revenues, EBITDAR, and loss before income taxes worsened during the first and second quarters of 2001 versus the same periods in 2000. This is partially attributable to increased payroll costs resulting from severance payments relating to eliminated positions and the addition of three sales and marketing positions since the first quarter of 2000 in an effort to improve revenues at Company and third party owned hotels. In April 2001, nine management contracts relating to hotels owned by affiliates of Quality Lodging LLC were terminated. The Company is contesting the validity of such terminations and is seeking to recover damages through arbitration and litigation. The Company's June 30, 2001 balance sheet includes deferred costs of approximately $777,000 relating to these contracts; and management fees earned from these contracts amounted to approximately $300,000 annually. The valuation of the Company's recorded asset is dependent upon the Company's ability to recover sought damages. The recoverability of the carrying value of the Company's deferred management contracts is dependent upon the Company's success in the aforementioned arbitration and litigation.

Hotel franchising revenues, EBITDAR, and income before income taxes increased during the first and second quarters of 2001 versus the same periods in 2000. Such improvements resulted primarily from additional franchise property openings. Presently there are 61 Country Hearth Inn properties open and an additional 20 properties under development, of which approximately half are expected to open within the next 12 months.

Net losses of approximately $1,330,000 resulting from first and second quarter 2001 hotel property sales were charged to previously established impairment allowances and therefore had no impact on 2001 net losses.

Corporate expenses in the first quarter of 2000 included approximately $45,000 of nonrecurring professional fee charges. The remaining decreases in 2001 resulted from the termination of an executive officer in the fourth quarter of 2000.

The Company files income tax returns and recognizes income tax expense (benefit) on an annual calendar basis. The deferred income tax benefit recognized in the first and second quarters of 2000 represented management's estimates of the impact on the annual income tax expense (benefit) which resulted from each quarter's operations. In the fourth quarter of 2000, management elected to establish a valuation allowance for the full amount of the Company's deferred tax assets. Consequently, no deferred tax benefit has been recognized in 2001.

Effect of New Accounting Pronouncements.
---------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("Statement 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

And finally, any unamortized negative goodwill (and equity-method negative goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.


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

The Company is subject to a number of risks, including the general risks of investing in real estate, the illiquidity of real estate, environmental risks, possible uninsured or under insured losses, fluctuations in property taxes, hotel operating risks, the impact of competition, the difficulty of managing growth, seasonality, the risks inherent in operating a hotel franchise business and hotel management business, and the risks involved in hotel renovation and construction, and the uncertainty of obtaining additional financing or extensions of existing credit facilities as needed. For a discussion of these and other risk factors, see the "RISK FACTOR" section contained in the Company's Registration Statement on Form S-3 (File No. 333-37691).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2001, the Company's obligations included variable rate mortgage notes and a line of credit bank note with aggregate principal balances of $2,972,711 which mature at various dates through 2015. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental one-point increase in the prime interest rate would increase the Company's interest expense by approximately $30,000 per year. This risk is somewhat mitigated in that inflationary increases in interest rates would theoretically result in increases in average hotel room rates. Also, significant increases in interest rates would have a dampening effect on additions of competitive hotels in the Company's markets.

At June 30, 2001, the Company's unrestricted investment securities included equity securities valued at $33,232. The Company is exposed to the risk that such securities will become worthless. The Company's restricted investment securities also include equity securities. Such restricted securities comprise the assets of the Company's deferred compensation plan and changes in the value of such securities have no net impact on the Company's earnings.

The ultimate collection of the Company's notes receivable is subject to various credit risks. Net notes receivable at June 30, 2001 amounted to $5,115,925 and consisted of 34 notes, most of which were collateralized by or related to various hotel assets. Also, certain of these notes relate to leasehold interests in hotel properties for which the Company remains contingently liable for future rent payments. The Company is also contingently liable for certain notes payable relating to hotel properties which have been sold. The collection of such notes receivable and the potential financial exposure for contingent rents and note payable obligations is determined by the ability of other hotel operators to satisfy these obligations. Their ability to satisfy such obligations is subject to many risks, including economic conditions affecting the hotel industry, their ability to effectively manage their hotel assets, new competition, and other factors.

                           PART II - OTHER INFORMATION



Item 3. Defaults Upon Senior Securities

As of August 14, 2001, a total of $115,625 of Series B preferred dividends are in arrears.


Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 24, 2001. The purpose of the meeting was to consider and vote upon the following matters:

1. To elect six directors to serve until the next annual meeting of stockholders and until their successors are elected and have qualified.

2. To transact such other business as may have properly come before the meeting.

The Company's six incumbent directors (Douglas C. Collins, David C. Glickman, Robert B. Lee, David B. Mumford, William K. Stern, and Steven A. Van Dyke) were nominated for re-election. Each of the nominees was elected as follows:

                                             Votes For           Votes Withheld
                                             ---------           --------------

           Douglas C. Collins                1,581,322                  92,473

           David C. Glickman                 1,666,526                   7,269

           Robert B. Lee                     1,581,322                  92,473

           David B. Mumford                  1,666,526                   7,269

           William K. Stern                  1,666,526                   7,269

           Steven A. Van Dyke                1,666,526                   7,269



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

         4(i) Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Registrant. (Incorporated by reference to Exhibit 4(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

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





                                       Buckhead America Corporation
                                                    (Registrant)



 August 14, 2001                       /s/  Douglas C. Collins
-------------------                    -----------------------------------------
      Date                             Douglas C. Collins
                                       President and Chief Executive Officer



 August 14, 2001                       /s/ Robert B.  Lee
 ---------------                       ----------------------------------------
      Date                             Robert B. Lee
                                       Senior Vice President and
                                       Chief Financial and Accounting Officer