Form 10-Q
period 2001-09-30
BUCKHEAD AMERICA CORP
filed 2001-11-14
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended SEPTEMBER 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

                         Commission file number 0-22132


                          BUCKHEAD AMERICA CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                   58-2023732
 -----------------------------------     ---------------------------------------
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

                                       N/A
                        -----------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 31, 2001

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

                           September 30, 2001 and 2000

                                   (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

                                                                                            September 30,           December 31,
                                    ASSETS                                                       2001                  2000
                                                                                          ------------------     -----------------

  Current assets:
     Cash and cash equivalents, including restricted cash of
      $452,821 at September 30, 2001 and $382,646 at December 31, 2000                     $        651,881       $     1,345,671
     Investment securities, including restricted securities of
      $118,133 at September 30, 2001 and $182,067 at December 31, 2000                              137,998               202,750
     Accounts receivable, net                                                                     1,614,587             1,436,030
     Current portions of notes receivable, net                                                      798,226               832,055
     Property held for sale, net                                                                 22,873,313            21,273,517
     Other current assets                                                                           306,799               202,911
                                                                                          ------------------     -----------------
                    Total current assets                                                         26,382,804            25,292,934

  Noncurrent portions of notes receivable, net                                                    4,325,591             3,695,160
  Property and equipment, at cost, net                                                            9,665,170            20,967,076
  Other assets                                                                                    2,937,372             3,409,302
                                                                                          ------------------     -----------------
                                                                                           $     43,310,937       $    53,364,472
                                                                                          ------------------     -----------------

                             LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable and accrued expenses                                                 $      3,354,178       $     3,420,277
     Current portions of notes payable                                                           15,913,629            18,803,712
                                                                                          ------------------     -----------------
                    Total current liabilities                                                    19,267,807            22,223,989

  Noncurrent portions of notes payable                                                           11,920,104            16,353,009
  Other liabilities                                                                                 158,752               269,330
                                                                                          ------------------     -----------------
                    Total liabilities                                                            31,346,663            38,846,328
                                                                                          ------------------     -----------------

  Minority interests                                                                                646,543               764,068

  Shareholders' equity:
     Series B preferred stock; par value $100; 200,000 shares
        authorized; 30,000 shares issued and outstanding                                          3,000,000             3,000,000
     Common stock; $.01 par value; 5,000,000 shares authorized;
        2,113,881 shares issued and 2,015,885 and 2,025,023 shares
        outstanding at September 30, 2001 and December 31, 2000, respectively                        21,139                21,139
     Additional paid-in capital                                                                   7,897,530             7,897,530
     Retained earnings                                                                            1,369,402             3,729,683
     Accumulated other comprehensive loss                                                          (283,023)             (245,229)
     Treasury stock, 97,996 and 88,858 common shares
        at September 30, 2001 and December 31, 2000, respectively                                  (687,317)             (649,047)
                                                                                          ------------------     -----------------
                    Total shareholders' equity                                                   11,317,731            13,754,076
                                                                                          ------------------     -----------------
                                                                                           $     43,310,937       $    53,364,472
                                                                                          ==================     =================

  See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

               Condensed Consolidated Statements of Income (Loss)
                  Nine Months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                       2001                  2000
                                                                 ----------------       ---------------
  Revenues:
      Hotel revenues                                              $  14,335,846          $  18,872,173
      Franchise fees, management fees, and other income               1,632,657              1,537,628
      Gains on property and leasehold interest sales, net                -                     591,584
      Interest income                                                   347,097                348,310
                                                                 ----------------       ---------------
              Total revenues                                         16,315,600             21,349,695
                                                                 ----------------       ---------------

  Expenses:
      Hotel operations                                               10,681,736             13,496,944
      Other operating and administrative                              2,799,648              2,678,620
      Leasehold rent                                                  2,100,253              2,074,184
      Depreciation and amortization                                     770,828              1,252,943
      Interest                                                        2,230,916              2,183,820
                                                                 ----------------       ---------------
           Total expenses                                            18,583,381             21,686,511
                                                                 ----------------       ---------------

                   Income (loss) before income taxes                 (2,267,781)              (336,816)

  Deferred income tax expense (benefit)                                   -                   (135,000)
                                                                 ----------------       ---------------

                   Net income (loss)                              $  (2,267,781)              (201,816)
                                                                 ================       ===============

  Net income (loss) per common share:
      Basic                                                       $       (1.23)                 (0.21)
                                                                 ================       ===============
      Diluted                                                     $       (1.23)                 (0.21)
                                                                 ================       ===============

  Weighted average number of shares
     used to calculate net income (loss) per common share:
      Basic                                                           2,016,934              2,021,892
                                                                 ================       ===============
      Diluted                                                         2,016,934              2,021,892
                                                                 ================       ===============


See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

               Condensed Consolidated Statements of Income (Loss)
                 Three Months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                       2001                   2000
                                                                ----------------         --------------
  Revenues:
      Hotel revenues                                             $    4,970,551           $  6,567,003
      Franchise fees, management fees, and other income                 564,151                560,643
      Gains on property and leasehold sales, net                              -                578,411
      Interest income                                                   102,900                106,926
                                                                ----------------         --------------
      Total revenues                                                  5,637,602              7,812,983
                                                                ----------------         --------------

  Expenses:
      Hotel operations                                                3,536,261              4,902,954
      Other operating and administrative                                880,782                934,278
      Leasehold rent                                                    769,499                740,987
      Depreciation and amortization                                     228,065                437,021
      Interest                                                          673,503                765,232
                                                                ----------------         --------------
           Total expenses                                             6,088,110              7,780,472
                                                                ----------------         --------------
                   Income (loss) before income taxes                   (450,508)                32,511

  Deferred income tax expense                                                 -                 13,000
                                                                ----------------         --------------

                   Net income (loss)                              $    (450,508)          $     19,511
                                                                ================         ==============

  Net income (loss) per common share:
      Basic                                                       $       (0.26)          $      (0.03)
                                                                ================         ==============
      Diluted                                                     $       (0.26)          $      (0.03)
                                                                ================         ==============

  Weighted average number of shares used to
      calculate net income (loss) per common share:
      Basic                                                           2,015,885              2,024,393
                                                                ================         ==============
      Diluted                                                         2,015,885              2,024,393
                                                                ================         ==============


  See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                        2001                  2000
                                                                                -----------------        --------------

  Cash flows from operating activities:
      Net loss                                                                   $    (2,267,781)         $   (201,816)
      Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                   770,828             1,252,943
         Sales of trading securities, net                                                      -             1,034,142
         Gains on property and leasehold sales                                                 -              (591,894)
         Minority interest in income (loss)                                             (146,065)              190,196
         Deferred income tax benefit                                                           -              (135,000)
         Increase in accounts receivable, net                                           (178,557)             (607,551)
         Increase (decrease) in accounts payable and accrued expenses, net               (66,099)              903,190
         Other, net                                                                     (187,508)              165,254
                                                                                -----------------        --------------
              Net cash provided by (used in) operating activities                     (2,075,182)            2,009,464
                                                                                -----------------        --------------

  Cash flows from investing activities:
      Principal receipts on notes receivable                                             518,398               535,628
      Originations of notes receivable                                                  (140,000)             (652,500)
      Acquisitions of businesses and hotels                                                    -              (992,556)
      Capital expenditures                                                              (518,812)           (3,046,798)
      Proceeds from property and leasehold interest sales, net                         1,984,915             1,185,266
      Other, net                                                                         216,903              (248,932)
                                                                                -----------------        --------------
              Net cash provided by (used in) investing activities                      2,061,404            (3,219,892)
                                                                                -----------------        --------------

  Cash flows from financing activities:
      Repayments of notes payable                                                       (817,782)             (990,911)
      Proceeds from notes payable                                                        240,000             2,220,809
      Distributions to minority interest partners                                        (36,744)             (106,768)
      Preferred stock dividends paid                                                     (92,500)             (185,000)
      Other, net                                                                          27,014               (31,142)
                                                                                -----------------        --------------
              Net cash provided by (used in) financing activities                       (680,012)              906,988
                                                                                -----------------        --------------

  Net increase (decrease) in cash and cash equivalents                                  (693,790)             (303,440)

  Cash and cash equivalents at beginning of period                                     1,345,671             2,390,856
                                                                                -----------------        --------------

  Cash and cash equivalents at end of period                                       $     651,881             2,087,416
                                                                                =================        ==============


  See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                           September 30, 2001 and 2000
                                   (Unaudited)

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

(2)  Comprehensive Income (Loss)

     Total comprehensive income (loss) for the nine months ended September 30, 2001 and 2000 was $(2,305,575) and $(271,805), respectively, and for the three months ended September 30, 2001 and 2000 was $(451,752) and $(3,819), respectively.

(3)  Segment Information

     Condensed operating results for each Company segment for the nine months ended September 30, 2001 and 2000 are presented below:

                                                                                                Nine months ended September 30, 2001
                                   -------------------------------------------------------------------------------------------------
                                       Hotel           Hotel          Hotel        Development
                                     Operations      Management    Franchising     & Corporate     Eliminations      Consolidated
                                   --------------   ------------  -------------   -------------   -------------     --------------

         Revenues                   $ 14,335,846      1,267,114      1,597,459         349,100      (1,233,919)        16,315,600
         Expenses                     11,035,173      1,734,735        845,119       1,100,276      (1,233,919)        13,481,384
                                   --------------   ------------  -------------   -------------                     --------------

            EBITDAR*                   3,300,673       (467,621)       752,340        (751,176)                         2,834,216

         Rent                          2,100,253              -              -               -                          2,100,253
         Depreciation                    575,040         83,288         94,500          18,000                            770,828
         Interest                      1,729,393              -              -         501,523                          2,230,916
                                   --------------   ------------  -------------   -------------                     --------------

         Income (loss) before
            income taxes            $ (1,104,013)      (550,909)       657,840      (1,270,699)                        (2,267,781)
                                   ==============   ============  =============   =============                     ==============

                                                                                                Nine months ended September 30, 2000
                                   -------------------------------------------------------------------------------------------------
                                       Hotel           Hotel          Hotel        Development
                                     Operations      Management    Franchising     & Corporate     Eliminations      Consolidated
                                   --------------   ------------  -------------   -------------   -------------     --------------

         Revenues                   $ 18,872,173      1,533,545      1,378,818         955,893      (1,390,734)        21,349,695
         Expenses                     13,894,395      1,596,126        819,598       1,256,179      (1,390,734)        16,175,564
                                   --------------   ------------  -------------   -------------                     --------------

            EBITDAR*                   4,977,778        (62,581)       559,220        (300,286)                         5,174,131

         Rent                          2,074,184              -              -               -                          2,074,184
         Depreciation                  1,040,418        100,025         94,500          18,000                          1,252,943
         Interest                      1,729,339              -              -         454,481                          2,183,820
                                   --------------   ------------  -------------   -------------                     --------------

         Income (loss) before
            income taxes            $    133,837       (162,606)       464,720        (772,767)                          (336,816)
                                   ==============   ============  =============   =============                     ==============

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                           September 30, 2001 and 2000
                                   (Unaudited)


     Condensed operating results for each Company segment for the three months ended September 30, 2001 and 2000 are presented below:

                                                                                               Three months ended September 30, 2001
                                   -------------------------------------------------------------------------------------------------
                                       Hotel           Hotel          Hotel        Development
                                     Operations      Management    Franchising     & Corporate     Eliminations      Consolidated
                                   --------------   ------------  -------------   -------------   -------------     --------------

         Revenues                   $  4,970,551        402,457        586,867         103,319        (425,592)         5,637,602
         Expenses                      3,666,145        513,557        274,277         388,656        (425,592)         4,417,043
                                   --------------   ------------  -------------   -------------                     --------------

            EBITDAR*                   1,304,406       (111,100)       312,590        (285,337)                         1,220,559

         Rent                            769,499              -              -               -                            769,499
         Depreciation                    174,540         16,025         31,500           6,000                            228,065
         Interest                        506,716              -              -         166,787                            673,503
                                   --------------   ------------  -------------   -------------                     --------------

         Income (loss) before
            income taxes            $   (146,349)      (127,125)       281,090        (458,124)                          (450,508)
                                   ==============   ============  =============   =============                     ==============


                                                                                               Three months ended September 30, 2000
                                   -------------------------------------------------------------------------------------------------
                                       Hotel           Hotel          Hotel        Development
                                     Operations      Management    Franchising     & Corporate     Eliminations      Consolidated
                                   --------------   ------------  -------------   -------------   -------------     --------------

         Revenues                    $ 6,567,003        585,773        474,611         686,586        (500,990)         7,812,983
         Expenses                      5,049,740        547,309        314,839         426,334        (500,990)         5,837,232
                                   --------------   ------------  -------------   -------------                     --------------

            EBITDAR*                   1,517,263         38,464        159,772         260,252                          1,975,751

         Rent                            740,987              -              -               -                            740,987
         Depreciation                    362,740         36,781         31,500           6,000                            437,021
         Interest                        626,369              -              -         138,863                            765,232
                                   --------------   ------------  -------------   -------------                     --------------

         Income (loss) before
            income taxes            $  (212,833)          1,683        128,272         115,389                             32,511
                                   ==============   ============  =============   =============                     ==============


     * Earnings before interest, taxes, depreciation, amortization, and rent

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition.

The Company  experienced  negative cash flow from  operations  of  approximately
$2,075,000 during the first nine months of 2001. The Company repaid approximately $818,000 of debt obligations and invested approximately $519,000 in capital expenditures for improvements and replacements on existing properties and on new construction. A portion of the funding for these items was from additional borrowings of approximately $240,000, principal receipts on notes receivable of approximately $518,000, and from net proceeds from property sales of approximately $1,985,000 .

As of December 31, 2000, the Company had 17 owned or leased hotel properties classified as held for sale. Eight of these properties were sold during the first nine months of 2001 and three others are presently under contract for sale. During 2001, three additional hotel properties were categorized as held for sale and management is evaluating other owned hotel properties for their potential for sale and the resulting impact on the Company. In connection with the aforementioned property sales, the Company also reduced its notes payable by approximately $6,745,000.

Management has negotiated the extension of payment terms for certain of its secured and unsecured borrowings and is presently discussing extension terms with other lenders. Preferred stock dividends are eight months in arrears. Certain staff and executive level positions in the Company's hotel management and hotel franchising operations have been eliminated. Capital expenditure commitments have been limited and certain previous lease commitments have been cancelled.

Adequate liquidity for future operations will be dependent upon the generation of significant cash proceeds from hotel property sales and the timing thereof, and the Company's ability to negotiate extensions or replacements of certain of its existing credit facilities. Management presently intends to continue increased focus on its hotel franchising segment and expects that the Company's future profitability will be primarily dependent upon the growth of that segment.


Material Changes in Results of Operations.

The decline in revenues and increase in net loss in the first three quarters of 2001 versus 2000 is partly attributable to the loss of the Company's Orlando and Daytona, Florida hotel properties. The Orlando hotel property lease expired at the end of 2000 and the Daytona hotel was sold in September 2000. The combined revenues and income before taxes from these two hotels in the first nine months of 2000 amounted to approximately $4,264,000 and $888,000 respectively. The third quarter of 2000 also included a gain on the sale of the Daytona property of approximately $592,000. Excluding the Daytona gain, third quarter net loss decreased slightly in 2001 from the same quarter in 2000. This is partially attributable to the non-recognition of depreciation expense on properties held for sale.

Owned and leased hotel earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") during the nine month period ended September 30, 2001 decreased approximately $1,069,000 as a result of the loss of the Orlando and Daytona hotels, most of which occurred in the first six months. The remaining decrease in EBITDAR in 2001 is attributable to the impact of properties sold during 2001 and overall revenue declines in other owned hotel properties which are presently held for sale. Management has noted distinct declines in demand at Company properties which are consistent within the hotel industry.

The decrease in owned and leased hotel third quarter loss before income taxes is attributable to reductions in depreciation expense resulting from 2000 and 2001 property sales and the aforementioned non-recognition of depreciation on properties held for sale. Also, third quarter interest expense decreased as a result of the aforementioned reductions in notes payable in connection with hotel property sales. Interest expense is expected to decrease in future periods as additional properties are sold.

Hotel management revenues, EBITDAR, and loss before income taxes worsened during the first, second, and third quarters of 2001 versus the same periods in 2000. This is partially attributable to increased payroll costs resulting from severance payments relating to eliminated positions and the addition of three sales and marketing positions since the third quarter of 2000 in an effort to improve revenues at Company and third party owned hotels. In April 2001, nine management contracts relating to hotels owned by affiliates of Quality Lodging

LLC were purportedly terminated by the hotel owners. The Company is contesting the validity of such terminations and is seeking to recover damages through arbitration and litigation. The Company's September 30, 2001 balance sheet includes noncurrent assets of approximately $777,000 relating to these contracts; and management fees earned from these contracts amounted to approximately $300,000 annually. The valuation of the Company's recorded asset is dependent upon the Company's ability to recover sought damages. The recoverability of the carrying value of the Company's deferred management contracts is dependent upon the Company's success in the aforementioned arbitration and litigation.

Hotel franchising revenues, EBITDAR, and income before income taxes improved significantly during the first, second, and third quarters of 2001 versus the same periods in 2000. Such improvements resulted primarily from additional franchise property openings. Presently there are 61 Country Hearth Inn properties open and an additional 20 properties under development, of which approximately half are expected to open within the next 12 months.

Net losses of approximately $1,350,000 resulting from first, second, and third quarter 2001 hotel property sales were charged to previously established impairment allowances and therefore had no impact on 2001 net losses.

Development and corporate revenues primarily consist of net gains on property sales and interest income. The three and nine month periods ended September 30, 2000 include the aforementioned Daytona gain. The decreases in corporate expenses in the three and nine month periods ended September 30, 2001 resulted primarily from the termination of an executive officer in the fourth quarter of 2000.

The Company files income tax returns and recognizes income tax expense (benefit) on an annual calendar basis. The deferred income tax benefit recognized in the first, second, and third quarters of 2000 represented management's estimates of the impact on the annual income tax expense (benefit) which resulted from each quarter's operations. In the fourth quarter of 2000, management elected to establish a valuation allowance for the full amount of the Company's deferred tax assets. Consequently, no deferred tax benefit has been recognized in 2001.


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

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement
121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142.

Statement 144 also requires that the assets and liabilities of a disposal group classified as held for sale be presented separately in the asset and liability sections, respectively, on a gross basis in the balance sheet. In other words, the assets and liabilities of a disposal group cannot be netted and presented as a single line in the balance sheet. If a company has netted or offset the assets and liabilities of an asset group that was reported as held for sale in a balance sheet prior to the date Statement 144 is adopted, that balance sheet must be reclassified when it is presented for comparative purposes. The Company presently does not present such assets and liabilities on a net basis.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement
121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2001, the Company's obligations included variable rate mortgage notes and a line of credit bank note with aggregate principal balances of $2,086,835 which mature at various dates through 2015. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental one-point increase in the prime interest rate would increase the Company's interest expense by approximately $20,000 per year. This risk is somewhat mitigated in that inflationary increases in interest rates would theoretically result in increases in average hotel room rates. Also, significant increases in interest rates would have a dampening effect on additions of competitive hotels in the Company's markets.

At September 30, 2001, the Company's unrestricted investment securities included equity securities valued at $24,841. The Company is exposed to the risk that such securities will become worthless. The Company's restricted investment securities also include equity securities. Such restricted securities comprise the assets of the Company's deferred compensation plan and changes in the value of such securities have no net impact on the Company's earnings.

The ultimate collection of the Company's notes receivable is subject to various credit risks. Net notes receivable at September 30, 2001 amounted to $5,123,817 and consisted of 35 notes, most of which were collateralized by or related to various hotel assets. Also, certain of these notes relate to leasehold interests in hotel properties for which the Company remains contingently liable for future rent payments. The Company is also contingently liable for certain notes payable relating to hotel properties which have been sold. The collection of such notes receivable and the potential financial exposure for contingent rents and note payable obligations is determined by the ability of other hotel operators to satisfy these obligations. Their ability to satisfy such obligations is subject to many risks, including economic conditions affecting the hotel industry, their ability to effectively manage their hotel assets, new competition, and other factors.

                           PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

As of November 14, 2001, a total of $185,000 of Series B preferred dividends are in arrears.


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


                                       Buckhead America Corporation
                                       (Registrant)


Date:  November 14, 2001               /s/ Douglas C. Collins
                                       --------------------------------
                                       Douglas C. Collins
                                       President and Chief Executive Officer



Date:  November 14, 2001               /s/ Robert B. Lee
                                       --------------------------------
                                       Robert B. Lee
                                       Senior Vice President and
                                       Chief Financial and Accounting Officer

1412350