Form 10-K
period 2001-12-31
BUCKHEAD AMERICA CORP
filed 2002-04-01
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______


                         Commission file number 0-22132


                          BUCKHEAD AMERICA CORPORATION
                    -----------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value is computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of February 28, 2002: $ 932,927 .

     For purposes of this response, all executive officers, directors, and holders of greater than 10% of the outstanding common shares of the registrant as of the specified date are considered to be affiliates.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of February 28, 2002:
           Common Stock, par value $.01 - 2,015,885 shares outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

     Information contained in registrant's definitive proxy statement relating to the 2002 Annual Meeting of Stockholders is incorporated by reference in response to Items 10 through 13 of Part III.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General Development of Business

     Buckhead America Corporation ("Buckhead" or the "Company") and most of its wholly-owned subsidiaries were incorporated in Delaware on December 17, 1992. Other subsidiaries were subsequently created or purchased, generally for the purpose of acquiring assets. Unless the context otherwise requires, references to Buckhead or to the Company herein include the Company and its subsidiaries.

     In 1994, Buckhead acquired the trademark and franchise licensing rights to Country Hearth Inns, a modernized bed and breakfast hotel concept. From inception through 2000, the Company's primary growth activities generally included the acquisition and construction of hotels, entering lease agreements relating to hotels, entering into contracts for the management of hotels for third parties, and the marketing and selling of Country Hearth Inn franchises. The Company's operating activities included the operation of the owned and leased hotels, the operation of a hotel management company which managed the owned and leased hotels as well as other hotels, and the operation of a hotel franchising company which marketed, sold, and serviced Country Hearth Inn franchises.

     At the beginning of 2001, Buckhead owned 22 hotel properties, 21 of which operated as Country Hearth Inns. Buckhead also leased 15 hotel properties, eight of which operated as Country Hearth Inns. Lodge Keeper, the Company's hotel management subsidiary, managed all but one of the owned and leased hotels. In addition, Lodge Keeper managed 22 other hotel properties which operated under various brand names, including seven Country Hearth Inns. A total of 58 Country Hearth Inns were open and operating in 12 states, 29 of which were Company owned or leased.

     Of the 37 hotels owned or leased as of the beginning of the year, 17 had been classified as held for sale. During 2001, the Company classified all of its remaining owned hotels as held for sale and also sought to sell or terminate its remaining leasehold interests. During 2001, the Company sold nine owned hotels and one leasehold interest in a hotel. The Company also negotiated the termination of seven other long-term hotel leases. Additionally, the Company granted leasehold interests in two of its owned hotels and the related agreements also included purchase options for the properties, one of such was executed subsequent to year end.

     As of the end of 2001, the Company owned 13 hotels, all of which were classified as held for sale. The Company also held leasehold interests in 11 other hotels, four of which had become effective during 2001. Including the hotel sold subject to the purchase option, three owned hotels have been sold in the first quarter of 2002. Also subsequent to year end 2001, the Company negotiated the termination of three additional hotel leases and continues to pursue either the sale or termination of its remaining hotel leases.

     During the fourth quarter of 2001, management adopted a plan to discontinue its hotel management business. The Company executed contracts with an unrelated third party for the management of its owned and leased hotels which became effective January 1, 2002. The Company also terminated or assigned its third party hotel management contracts effective at various dates from January 1 to March 31, 2002. The Company's hotel management subsidiary, Lodge Keeper, continues to perform certain accounting and cash management functions. Such activities are anticipated to cease during the second quarter of 2002.

     The Company continued to market and sell Country Hearth Inn franchises. As of December 31, 2001, 61 Country Hearth Inns were open and operating, 21 of which were Company owned or leased. An additional seven were under various stages of development.


Financial Information About Segments

     The information required by this caption is included in the Company's consolidated financial statements which are included pursuant to Item 8 of this Form 10-K and incorporated herein by reference.

Description of Business

     Principal Products and Services. The Company operates in the hospitality industry and its principal holdings include hotels, leasehold interests in hotels, loans and other investments secured by hotels, franchising rights, hotel management contracts and other related assets. Its principal product is the Country Hearth Inn mid-priced hotel chain which the Company acquired in May 1994. The primary activities of the Company involve the expansion of the Country Hearth Inn chain. Expansion of the Country Hearth Inn chain has been effected through direct acquisition and conversion of existing hotels, new construction, and through franchise sales. For certain further information about the Company's hotels, see "ITEM 2. DESCRIPTION OF PROPERTY."

     Segments. The Company conducted recurring operations in three segments of the limited-service hotel industry - hotel franchising, hotel management, and hotel operations. The company generated additional revenues and results of operations from hotel development activities. During the fourth quarter of 2001, management adopted a plan to discontinue its hotel management segment. It is anticipated that all activities relating to the hotel management segment will cease by the end of the second quarter of 2002.

     Hotel franchising involves the selling and servicing of rights and licenses comprising the Country Hearth Inn lodging system. Revenues include initial fees and continuing royalty, marketing and reservation fees from Company owned and leased hotels and from unaffiliated customers. Continuing fees are based on each franchised hotel's room revenues.

     Hotel management involved the oversight of day-to-day hotel operations and accounting for limited-service and some full-service hotels. Revenues include continuing fees from Company owned and leased hotels and from unaffiliated customers. Continuing fees are based on each managed hotel's revenues.

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

     Brands. The Company's owned and leased properties as of December 31, 2001 operate under the brand names of Country Hearth Inn (21), Sleep Inn (1), and unbranded (2).

     Competition. There is significant competition in every phase of the hospitality industry including development/ownership and franchising. There are many hotel companies in the United States, and many of them are significantly larger than the Company.

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

     The Company is a relatively small player in the hotel industry. It believes that its management is experienced in hotel development and hotel franchising. In addition, the Company may identify other opportunities in the hospitality industry. However, existing hotel companies and new entrants to the hotel industry in markets which the Company operates will present significant competition which may have an adverse effect on the Company.

     Regulation. Sales of franchises are principally regulated through fairly uniform state laws. Such laws generally provide for registration by the franchisor  of  standardized  offering  documents and  compliance  with numerous financial qualifications. The Company undertook substantial registration activities and is presently licensed to sell Country Hearth Inn franchises in 50 states.

     Seasonality. Due to the typical travel trends of hotel guests in most of the geographic areas in which the Company operates, limited service hotel operations tend to be highly seasonal. Historically, results in the second and third calendar quarters are stronger than in the first and fourth quarters. This seasonality impacts all of the Company's operating segments since the revenues of all segments are dependent on hotel guest revenue.

     Economy. As is true in most industries, general economic conditions impact operating results and strategic opportunities. Economic conditions during 2001 were generally not favorable for the hotel industry. Many authoritative bodies reported the occurrence of a mild recession. Additionally, after September 11, significant declines in travel were experienced which not only negatively impacted the results from hotel operations, but also negatively impacted the Company's hotel sales program.

     Research and Development. During 2001, 2000, and 1999 the Company invested approximately $30,000, $38,000, and $28,000, respectively, in market studies, environmental studies, and other feasibility analyses relating to potential hotel acquisitions and development.

     Environmental Compliance. The Company's operations and maintenance policies and procedures at each owned, leased, or managed property include policies and procedures regarding environmental compliance. The costs of such compliance is not significant.

     Employees. As of February 28, 2002, the Company had 60 employees in the aggregate, including 6 full-time corporate employees, 4 full-time hotel franchising employees, 12 full-time and 1 part-time hotel management employees, and 13 full-time and 24 part-time hotel operations employees.


Financial Information About Geographic Areas

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

     The Company is subject to a number of risks, including the general risks of investing in real estate, the illiquidity of real estate, environmental risks, possible uninsured or under insured losses, fluctuations in property taxes, hotel operating risks, the impact of competition, the difficulty of managing growth, seasonality, the risks inherent in operating a hotel franchise business and hotel management business, and the risks involved in hotel renovation and construction, and the uncertainty of obtaining additional financing or extensions of existing credit facilities as needed. For a discussion of these and other risk factors, see the "RISK FACTOR" section contained in the Company's Registration Statement on Form S-3 (File No. 333-37691). Also see "Liquidity and Capital Resources" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."





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

     Hotel accounting functions are conducted by Lodge Keeper which operates in leased office space located in Prospect, Ohio. The Lodge Keeper leased space includes approximately 16,800 square feet and extends through November 2006 at an annual rate of approximately $60,000. The Company believes that these offices are adequate for its current needs. The Company is presently conducting negotiations for the termination of the Lodge Keeper lease as a result of the plan to discontinue its hotel management operations, see "ITEM 1. DESCRIPTION OF BUSINESS."

Owned and Leased Real Properties

     Land. As of February 28, 2002, the Company owned three parcels of undeveloped and unencumbered land, with an aggregate book value of $115,501. All of such parcels are held for sale.

     Owned and Leased Hotel Properties. The following table sets forth certain 2001 information for each of the Company's hotels which were owned or leased as of December 31, 2001:



                                                                                              Revenue
                                                                    Average      Average        per
                                   No. of     Year       Year      Occupancy      Daily      Available         Total
           Properties               Rooms     Built    Acquired       Rate         Rate         Room        Revenue(a)
---------------------------------------------------------------------------------------------------------------------------
Country Hearth Inn
 Norcross, GA                        121      1985       1998        35.3%          $41.10        $14.51        $ 672,526

Country Hearth Inn
 Mason, OH                           93       1997       1999        41.9%          $62.93        $26.37        $ 931,752

Two Country Hearth Inns                       1987-
 and Suites in MI & OH                82      1988       2000        49.2%          $62.15        $30.58        $ 941,736

Eight Owned Country Hearth                    1993-      1997-
 Inns in IN, KY, MO, & OH            319      2000       2000        51.4%          $51.30        $26.37       $3,060,825

Six Leased Country Hearth                     1999-      1999-
 Inns in GA & TN                     240      2001       2001        43.5%          $47.13        $20.50       $1,398,637

Two Leased Properties                        1994-
 in FL & MS                          158     1995        1998        47.4%          $47.54        $22.53       $1,346,533

Other Leased Properties                       1970-
 Three in OH                         213      1973       1997        45.3%          $50.26        $22.78       $1,845,326

Northwest Inn                                1964-
   St. Louis, MO                     186     1968        1997        95.6%          $22.41        $21.42       $1,546,212

Other (b)                                                                                                      $5,773,690
---------------------------------------------------------------------------------------------------------------------------
   Total                                                                                                      $17,517,237
---------------------------------------------------------------------------------------------------------------------------


     (a)  Total revenue represents revenues earned during ownership period.

     (b) Represents revenues earned in 2001 from properties prior to their sale or lease expiration.

     Norcross, GA Country Hearth Inn. This 121-room hotel was acquired in 1998 and was converted to operate as a Country Hearth Inn in 1999. The hotel secures a mortgage note with a December 31, 2001 balance of $3,591,794. This property is held for sale and is presently listed with a broker.

     Mason, OH Country Hearth Inn. This 93-room Country Hearth Inn was constructed in 1996 and 1997 and opened in June 1997. The Company's investment in the partnership which owned the hotel increased from 27.5% to 44.5% in May 1997 in connection with the Lodge Keeper acquisition. The property was subject to a first mortgage loan with a December 31, 2001 balance of $2,388,060. The partnership also had notes payable to certain partners including $220,038 to the Company and $247,244 to a minority partner as of December 31, 2001. The property was sold in March 2002.

     Two Country Hearth Inns and Suites . In August 2000, the Company acquired a 40-unit all suites property in Grand Rapids, Michigan and a 42-unit all suites property in Dublin, Ohio. Both properties were immediately converted to operate under the Country Hearth Inn franchise system. The Dublin property is owned by a limited partnership in which the Company holds an approximate 74% interest and the hotel secures a mortgage note with a December 31, 2001 balance of $1,375,533. The Grand Rapids property is owned by an LLC in which the Company holds a 20% interest and the hotel secures a mortgage note with a December 31, 2001 balance of $1,376,846. The Company leases (triple-net basis) the property from the LLC for net rent of approximately $200,000 per year. The Dublin property is presently under contract for sale and the Company is conducting negotiations for the lease termination and sale of the Grand Rapids property. No assurance can be given that any of these anticipated transactions will close.

     Eight Owned Country Hearth Inns. In September 1997, the Company acquired eight 40-room hotel properties located primarily in smaller communities of Kentucky (5) and Missouri (3). All eight were converted to operate as Country Hearth Inns. From 1998 through 2000 the Company constructed five additional properties of similar design in Kentucky (2), Ohio (2), and Indiana (1). Generally, these properties are interior corridor 40-room facilities located in smaller communities and enjoy limited competition. During 2001, five of these properties were sold. The remaining eight properties are held for sale and secure first and second mortgage notes payable with December 31, 2001 balances aggregating $6,905,802. The Company granted leasehold interests in two of the properties and the related agreements also included purchase options for the properties, one of which was executed in March 2002.

     Six Leased Country Hearth Inns. The Company had entered into several long term triple-net lease agreements relating to 40-room properties to be constructed in smaller communities in Georgia and Tennessee, four of which became effective during 2001. Generally, each lease had an initial term of 15 years and options for up to an additional 15 years. Each lease required annual rent of approximately $150,000 and provided for additional percentage rent based on hotels revenues over certain levels. During 2001, several of these leases were terminated and of the six leases which remained as of December 31, 2001, one was terminated in January 2002. The Company is presently conducting negotiations for the termination of the remaining leases.

     Two Leased Properties. During 1997 and 1998, the Company, in two separate transactions, entered into long term lease agreements for eight hotel properties owned by Host Funding, Inc. ("Host"). During 2001, the Company negotiated the termination of six of these leases. During the first quarter of 2002, the Company completed negotiations for the termination of the remaining two leases; such terminations are expected to be effective March 31, 2002.

     Other Leased Properties. In addition to the leased properties described above, the Company leases three other limited-service hotels all of which are located in Ohio. All three properties operate as Country Hearth Inns. Lease terms range from 10 to 30 years with options to renew at varying terms. Certain of the leases provide for contingent payments based upon a percentage of revenues. Base rentals on the three properties aggregates $217,157 per year. Two of these leasehold interests are presently being marketed for sale.

     St. Louis Northwest Inn. The Company acquired the 186-room Northwest Inn in St. Louis, Missouri, as part of the May 1997 Lodge Keeper acquisition. The property secured a first mortgage loan with a December 31, 2001 balance of $1,623,863. The property was sold in February 2002.

     Renovation and environmental programs are continuously ongoing at all Company owned and leased hotels and management believes adequate funds are available for these purposes. In the opinion of management, the properties are adequately covered by insurance and are suitable and adequate for their present use.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party in any pending legal proceedings other than routine litigation that is incidental to its business and/or involves claims which do not exceed 10% of its current assets.



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

     The Company has received notifications from The Nasdaq Stock Market, Inc. that its shares fail to meet certain minimum requirements for continued listing. If the qualification requirements are not met, the shares will likely be delisted, possibly as soon as June 4, 2002.

     The following table presents the high and low sales prices for the Common Stock for each quarter of 2000 and 2001.

                                                     ($ Per Share)
                                                    ----------------
                                                    High         Low
         Quarter ended March 31, 2000               5.94        5.12
         Quarter ended June 30, 2000                5.56        4.00
         Quarter ended September 30, 2000           5.37        4.12
         Quarter ended December 31, 2000            5.50        3.62
         Quarter ended March 31, 2001               4.19        3.12
         Quarter ended June 30, 2001                3.20        1.80
         Quarter ended September 30, 2001           2.06        1.00
         Quarter ended December 31, 2001            2.70        0.90

     The sales price amounts have been supplied by The Nasdaq Stock Market and do not include retail mark-up, mark-down, or commission and may not represent actual transactions.

Holders

     As  of  February  28,  2002,   the  Company   estimates   that  there  were
approximately 800 beneficial holders of its Common Stock, including individual participants in security position listings.

Dividends

     On September 23, 1997, the Company issued 30,000 unregistered shares of $100 par value ten percent (10%) nonvoting cumulative Series A Preferred Stock as partial consideration for the acquisition of Hatfield Inns, LLC. Pursuant to a settlement agreement finalized in 2000, certain dividends in arrears were forgiven and the Company agreed to exchange all of the outstanding shares of Series A Preferred Stock for an equal number of unregistered shares of $100 par value Series B Preferred Stock. The exchange was completed in the first quarter of 2001. The Series B Preferred Stock is nonvoting and accrues cumulative dividends at the rate of 9.25%. The Series B Preferred Stock has certain rights, privileges and preferences that limit and qualify the rights of the Common Shareholders of the Company. Holders of the Series B Preferred Stock are entitled to receive, prior and in preference to any distribution to the holders of Common Stock, cumulative dividends at the rate of 9.25% per annum, to the extent declared by the Board of Directors. All accrued but unpaid dividends of the Series B Preferred Stock must be paid in full before any cash dividend may be declared on the Common Stock. Further, holders of the Series B Preferred Stock have certain preferential distribution rights in the event of any liquidation, dissolution or winding-up of the Company. During 2001 and 2000, the Board of Directors declared dividends of $208,125 and $231,250 respectively, on the Preferred Stock. As of December 31, 2001, there was $95,500 of cumulative preferred dividends in arrears.


Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

     None.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data of Buckhead America Corporation for and as of the end of each of the years indicated in the five-year period ended December 31, 2001 have been derived from the audited consolidated financial statements of Buckhead America Corporation and subsidiaries, which consolidated financial statements have been audited by KPMG LLP. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of Buckhead America Corporation and subsidiaries, including the notes to those consolidated financial statements, which are included elsewhere herein and in the registrant's previously filed Form 10-K for 2000 and Form 10-KSB's for 1999, 1998, and 1997.

                                              2001           2000           1999            1998           1997
                                              ----           ----           ----            ----           ----

Hotel revenues                            17,517,237     23,717,220     25,886,594      25,720,086     15,590,744

Total revenues                            18,926,002     25,655,463     31,340,104      28,944,689     18,314,595

(Loss) income from continuing
    operations before income taxes       (11,748,017)    (4,807,645)     2,272,049         927,893        857,488

Income tax expense (benefit)                       -      2,859,328        880,000        (901,000)    (2,930,000)

(Loss) income from continuing
   operations                            (11,748,017)    (7,666,973)     1,392,049       1,828,893      3,787,488

Net (loss) income                        (14,423,423)    (8,273,121)     1,668,957       1,235,495      3,173,612

Diluted (loss) income from continuing
   operations per common share              (5.96)         (3.93)          0.52            0.70           1.87

Diluted (loss) income per
   common share                             (7.29)         (4.23)          0.61            0.47           1.56



Total assets                              28,736,998     53,364,472     58,714,701      59,541,118     52,164,023

Notes payable                             24,765,384     35,156,721     32,779,342      34,608,429     28,582,108


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition and Changes in Financial Condition

     For an understanding of the significant factors that influenced the Company's performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included under Item 8 of this Form 10-K for the years ended December 31, 2001, 2000, and 1999, which are incorporated herein by reference.

     The Company's operations did not generate sufficient cash to cover its current obligations during 2001. The Company used proceeds from sales of its operating assets in order to remain liquid and implemented a plan to discontinue its hotel management segment, a personnel reduction, a salary deferment program, and other cost reduction strategies. The Company has also negotiated extensions, and sometimes reductions, of certain of its obligations.

     These activities are ongoing and management believes that the negative cash flow from operations will be significantly reduced in 2002, but will still be negative. Thus, the Company's program of selling assets is continuing. Unfortunately, current economic conditions affecting the hospitality industry are not favorable and the Company did not receive its invested values from sales occurring in 2001 and expects similar results for sales occurring in 2002. Accordingly, the Company recognized significant write-downs of various assets in the fourth quarter of 2001.

     Management is continuing negotiations with creditors for extensions and/or reductions of obligations. Management believes that it is possible that current obligations in 2002 could be met through asset sales and restructuring of certain obligations. No assurance can be given that such activities will be successful. See "Liquidity and Capital Resources" below for further discussion of these matters.

     During 2001, as in 1999 and 2000, payment of preferred stock dividends were suspended for various periods of time. As of December 31, 2001, there was $92,500 of cumulative preferred dividends in arrears. Management is currently conducting negotiations regarding the future payment of such dividends.

     As of December 31, 2000, the Company had 13 properties and four leasehold interests classified as held for sale. During 2001, the Company continued to market its owned and leased hotels and classified almost all of its owned and leased hotels as held for sale. During 2001, the Company sold nine owned hotels, sold the leasehold interest in one hotel, sold three parcels of land, and negotiated the termination of seven long-term leases relating to hotel properties previously operated by the Company. Additionally, the Company sold leasehold interests in two of its owned hotel properties. The leases include purchase options, one of which was exercised in February 2002.

     In connection with the sales mentioned above, the Company incurred net losses of $1,218,185 which were charged to previously established impairment allowances. Also, the Company recorded a loss of $280,778 in connection with the termination of seven long-term hotel leases. Such amount is also included in the 2001 results of operations. In connection with the 2001 sales, aggregate notes payable were reduced by $9,586,153 and the Company generated net cash proceeds of $3,271,909 and notes receivable of $975,000.

     Additionally, during the fourth quarter of 2001, the Company incurred losses of $1,394,921 on the sale of two of the sold hotel properties for which no impairment allowances had previously been provided. Such amount is included in the 2001 results of operations.

     During the fourth quarter of 2001, economic conditions affecting the hospitality industry worsened significantly. The Company evaluated the carrying values of its 13 owned and two leased hotel properties which were classified as held for sale as of December 31, 2001. The Company recorded additional impairment provisions of $6,360,000 relating to these hotels in the fourth quarter of 2001. As of December 31, 2001, aggregate impairment allowances amounted to $7,265,344.

     The Company remains contingently liable on three mortgage notes payable on which the Company is guarantor relating to properties sold in 2000 and 2001. The aggregate balance of these notes at December 31, 2001 was approximately $3.7 million and the notes are due in aggregate monthly installments of $34,318 until 2018. The Company also remains contingently liable for future minimum rental payments totaling $1,926,825 ($610,177 in 2002, $598,511 in 2003, $360,488 in
2004, and $357,649 in later years) on sold leasehold interests and on subleased and assigned properties and equipment in the event of default by the purchasers, sublessees and/or assignees. The potential financial exposure for guaranteed note obligations and contingent rents may be determined by the ability of other hotel operators to satisfy these obligations. Their ability to satisfy such obligations is subject to many risks, including economic conditions affecting the hotel industry, their ability to effectively manage their hotel assets, new competition, and other factors.

     During  the  fourth  quarter  of  2001,  the  Company  adopted  a  plan  to discontinue its hotel management activities. The Company terminated its management contracts relating to hotels owned by third parties and entered into management contracts with an unrelated company for the management of Company owned and leased hotels. The Company continues to perform certain accounting functions relating to these hotels and anticipates that all such activities will be discontinued during the second quarter of 2002. Remaining assets of the discontinued segment are not significant. Remaining liabilities of the discontinued segment primarily consist of lease obligations and severance. The estimated costs associated with such obligations have been accrued and are included in the 2001 estimated loss on disposal of hotel management segment.

     The same adverse economic conditions which affected the Company's 2001 hotel operations also affected other hotel owners from which the Company is owed various accounts and notes receivable. Accordingly, during the fourth quarter of 2001, the Company recorded additional receivable allowances (bad debt expenses) of $878,964, $400,000 of such amount related to the Company's discontinued hotel management operations.

     In April 2001, nine management contracts relating to hotels owned by affiliates of Quality Lodging LLC were purportedly terminated by the hotel owners. The Company is contesting the validity of such terminations and is seeking to recover damages through arbitration and litigation. The defendants have alleged certain counterclaims and presently the outcome of the dispute is uncertain. Discontinued operations' loss from operations of hotel management segment in 2001 includes charges of approximately $1.1 million relating to the termination of these contracts.

     The Company has continued its expansion of the Country Hearth Inn lodging system. The net number of Country Hearth Inns open increased by 12 in 1999, by nine in 2000, and by three in 2001 bringing the total number of properties open to 61. An additional seven properties are in various stages of development; most of which are expected to open within the next 12 to 18 months.

     During 2000, the Company sold a 40-room hotel in Texas, a 50-room hotel in Ohio, and a 180-room hotel in Florida. Net proceeds from these sales aggregated approximately $1.1 million in cash plus a $550,000 note receivable. Also, notes payable of approximately $3.5 million were paid-off or assumed by purchasers.

     In August 2000, the Company acquired a 40-unit all suites property in Grand Rapids, Michigan and a 42-unit all suites property in Dublin, Ohio. Both properties were immediately converted to operate under the Country Hearth Inn franchise system. The Dublin property is owned by a limited partnership in which the Company holds an approximate 74% interest and the hotel secures a mortgage note with an original balance of $1.4 million. The Grand Rapids property is owned by an LLC in which the Company holds a 20% interest and the hotel secures a mortgage note with an original balance of $1.4 million. The Company leases (triple-net basis) the property from the LLC for net rent of approximately $200,000 per year. These two properties are included in those classified as held for sale as of December 31, 2001.

     In June 2000, the Company purchased a 40-room property in Georgia which it had previously operated under a lease agreement. The Company assumed a mortgage note payable of approximately $1.0 million in connection therewith. This property was one of those sold during 2001.

     Capital expenditures during 2000, aggregated approximately $3.4 million and mostly related to the Company's two newly constructed Country Hearth Inns in Madison, Indiana and Urbana, Ohio. Approximately $2.3 million of such expenditures was funded by construction loan commitments and the remainder was funded by working capital and the Company's line of credit. The Madison and Urbana properties are included in those classified as held for sale as of December 31, 2001.

     In June 1999, the Company completed the sale of the Country Hearth Inn located in Orlando, Florida for $13.5 million. The Company held an approximate 59% interest in the partnership which owned the hotel in addition to holding franchise and hotel management contracts relating to the operation of the property. After retirement of an approximate $4.4 million first mortgage loan, payment of certain fees, costs, bonuses, and minority interest shares, the Company's share of net proceeds was approximately $5.5 million. After distributions to minority interest partners of approximately $3.2 million, the Company began soliciting for additional partnership units and the Company has purchased an additional 15% of the partnership. The Company continued to operate the property under an agreement with Orange County, Florida (the purchaser) until January 2001 at which time the property was demolished to make way for expansion of the Orange County Convention Center.

     In August 1999, the Company purchased nine hotel management agreements from the members of Quality Lodging, LLC ("Quality") for an aggregate purchase price of approximately $900,000, including the issuance of 65,378 unregistered shares of the Company's common stock. The Company also agreed to purchase additional contracts from Quality when the related hotel properties were completed and opened. During 2000, the Company purchased an additional three contracts for an aggregate purchase price of approximately $230,000, including 19,226 unregistered shares of the Company's common stock. These are the hotel management contracts involved in the wrongful termination litigation discussed above.

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

     The Company holds a 44.5% interest in a partnership which owns a 93-room Country Hearth Inn in Mason, Ohio. Due to an increase in effective control, the Company consolidated the partnership in its 1999 and 2000 financial statements. As a result of the consolidation, the Company's property and equipment increased by approximately $4 million and notes payable by approximately $3 million. During 1999, the Company loaned the partnership approximately $240,000 which, along with $268,000 from another partner, was used to reduce the first mortgage obligation on the hotel. This property was sold in March 2002 at an amount which approximated the balance of the first mortgage loan. The Company's resulting loss is included in the 2001 impairment provision discussed above.

     Capital expenditures during 1999 aggregated approximately $3 million and mostly related to two new Company owned Country Hearth Inns in Eddyville, Kentucky and Washington Courthouse, Ohio. Approximately $1.5 million of such expenditures was funded by construction loan commitments and the remainder was funded by working capital and the Company's line of credit. The Washington Courthouse property was among those sold during 2001 and the Eddyville property is included in those classified as held for sale as of December 31, 2001.

     During the first half of 1999, the Company drew down $1 million on its bank line of credit in order to fund working capital needs and construction commitments. Also, the Company temporarily suspended payment of dividends on its preferred stock.

     The Company's balance sheet at December 31, 1999 included a deferred tax asset of $2,788,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by the Company during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in determining whether a valuation allowance is necessary. As a result of significant operating losses incurred in the fourth quarter of 2000 and the necessity to recognize significant asset impairment provisions , management elected to establish a valuation allowance for the full amount of the Company's deferred tax assets. This resulted in the recognition in the fourth quarter of 2000 of a net income tax charge of approximately $2.9 million.


Liquidity and Capital Resources

     Net cash used in continuing operations in 2001 was $2,226,157. Net cash used in all operations, including discontinued operations amounted to $2,866,323. The primary source for such cash was the sale of properties and the termination of certain leases which in the aggregate provided funds of $3,271,909. Overall, the Company's net cash and cash equivalents decreased in 2001 by $720,666.

     The property sales and lease terminations alone are expected to decrease negative cash flow by approximately $500,000. As certain other properties are sold, management expects additional decreases in negative cash flow. The Company's hotel management segment which is in the process of being discontinued, used $640,166 of cash in 2001. After payment of approximately $500,000 of phase-out costs, management expects negative cash flow from the hotel management segment to be eliminated.

     The Company has suspended payment of preferred stock dividends and has negotiated deferrals of certain note payable obligations. The Company has significantly reduced personnel and implemented a salary deferral program. Certain other overhead costs have been reduced or eliminated. The combination of these and the previously discussed actions are expected to reduce the Company's negative cash flow from operations to an amount which management expects to be funded from continued property sales.

     Current portions of notes payable as of December 31, 2001 amounted to approximately $15.2 million. Approximately $8.1 million of such amount is expected to be repaid by 2002 property sales. As of March 29, 2002, the Company was in default on certain of its note payable obligations. Management is presently conducting negotiations with certain of its creditors regarding the modification of repayment terms. If such negotiations are not successful, the Company will most likely not be able to satisfy all its obligations as they become due.

     Management is also exploring sources of liquidity other than those described above, including the sale or financing of some of its other assets. No assurance can be given that any of the previously described activities will be successful. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

     Following is the Company's material contractual cash commitments as of December 31, 2001:

                                                 Operating
     Due In:         Notes Payable *        Lease Payments            Total

     2002               $ 15,227,767             1,301,995       16,529,762
     2003                    762,004             1,012,598        1,774,602
     2004                    692,507               983,213        1,675,720
     2005                    468,305               925,916        1,394,221
     2006                    325,669               843,649        1,169,318
     Thereafter            7,289,132             6,748,940       14,038,072

     * Includes capital lease obligations

Results of Operations

     The Company conducted recurring operations in three segments of the limited-service hotel industry - hotel franchising, hotel management, and hotel operations. The Company generates additional revenues and results of operations from hotel development activities.

     Hotel franchising involves the selling and servicing of rights and licenses comprising the Country Hearth Inn lodging system. Revenues include initial fees and continuing royalty, marketing and reservation fees from Company owned and leased hotels and from unaffiliated customers. Continuing fees are based on each franchised hotel's room revenues.

     Hotel management involved the oversight of day-to-day hotel operations and accounting for limited-service and some full-service hotels. Revenues included continuing fees from Company owned and leased hotels and from unaffiliated customers. Continuing fees were based on each managed hotel's revenues.

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

     Franchise and management fees were charged to Company owned and leased hotels at the same rates as charged to unaffiliated customers and are eliminated in consolidation.

     During  the  fourth  quarter  of  2001,  the  Company  adopted  a  plan  to discontinue its hotel management activities. The Company terminated its management contracts relating to hotels owned by third parties and entered into management contracts with an unrelated company for the management of Company owned and leased hotels. The Company continues to perform certain accounting functions relating to these hotels and anticipates that all such activities will be discontinued during the second quarter of 2002. Remaining assets of the discontinued segment are not significant. Remaining liabilities of the discontinued segment primarily consist of lease obligations and severance. The costs associated with such obligations have been estimated to be approximately $500,000 which was accrued and included in the 2001 estimated loss on disposal of hotel management segment. The 2001 phase-out loss also includes the write off of approximately $180,000 of deferred costs relating to management contracts which were terminated.

Hotel Franchising Segment

     Hotel franchising revenues and income before taxes amounted to $1,975,271 and $727,016, respectively, in 2001, $1,784,142 and $424,763, respectively, in
2000,  and  $2,141,373  and $901,020,  respectively,  in 1999.  The 1999 results include termination fees of $640,895 from the Orlando hotel sale transaction. The remaining increases in revenues and profits are attributable to the previously discussed increases in the number of Country Hearth Inns opened in 2001, 2000, and 1999. Revenues also include fees from Company owned or leased hotels of $739,080 in 2001, $911,572 in 2000, and $809,624 in 1999. Franchising
expenses in 2001 decreased by $111,124 from the 2000 amount partially as a result of the Company's overall 2001 cost reduction activities. One of management's goals continues to be the expansion of the Country Hearth Inn chain.

Hotel Operations Segment

     Hotel revenues  amounted to  $17,517,237 in 2001,  $23,717,220 in 2000, and
$25,886,594 in 1999. Hotel earnings before interest, taxes, depreciation, amortization, and rent ("EBITDAR") declined from $7,115,743 in 1999 to $4,931,736 in 2000 and to $3,478,161 in 2001. As previously discussed, the Company has sold numerous properties during 1999, 2000, and 2001. The decreases specified above are mostly attributable to those transactions. Additional factors affecting the hotel operations segment are discussed below.

     Same property revenues generally declined moderately during the first three quarters of 2001 and declined sharply in the fourth quarter. The first three quarters' decline is generally attributable to slightly weakened demand which resulted in lower room occupancies. Both occupancy and ADR (average daily rate) decreased significantly in the fourth quarter as a result of extreme declines in demand. The ADR declines have a much larger impact on profitability which is reflected in lower profit margins in 2001. Hotel operations segment expenses also include $130,807, $812,654, and $131,065 in 2001, 2000, and 1999,
respectively, relating to joint venture losses. Further such joint venture losses are not expected.

     Management has noted some mild upswings in demand during the first quarter of 2002. However, because of the liquidity issues previously discussed, it is still the Company's intention to sell its remaining hotel assets and to seek termination of its hotel leases.

     Decreases in hotel operations depreciation and interest expense are directly related to property sales. Further decreases are expected as additional properties have been placed for sale. Rent expense is also expected to decrease significantly in future periods as a result of lease terminations, most of which occurred near the end of 2001.

Development and Corporate

     Development revenues in 2000 and 1999 include gains on property sales of $608,717 and $3,587,639. The 2001 development segment includes the previously discussed property losses of $1,675,699. All three years include impairment provisions. Property and leasehold interests held for sale are stated at the lower of cost or fair value less costs to sell. Fair value of property and leasehold interests held for sale has been estimated by management based upon current market information. At the date on which a decision is made to dispose of a property or leasehold interest, any amount by which the carrying amount of an asset exceeds the fair value less cost to sell is reported as a provision for impairment. During 2001, 2000, and 1999, the Company recorded provisions for impairment of $6,360,000, $2,050,000, and $373,529, respectively, relating to its properties held for sale. The Company recorded an additional $250,000 provision for impairment in 2000 relating to two hotel leases because the lender had initiated foreclosure activities against the landlord on two of the properties.

     Investment  income  from  the  Company's  note  receivable   portfolio  and
investment securities is included in development and corporate revenues. The decline in 2001 investment income is due to the recognition of a $288,000 other-than-temporary impairment on available-for-sale securities. Similar losses in future periods are not expected.

     Development and corporate expenses in 2001 include a $428,964 bad debt provision relating to the Company's note receivable portfolio. Other operating and administrative expenses decreased from $1,847,550 in 2000 to $1,495,506 in 2001 primarily as a result of the Company's overall cost reduction activities. Management expects an additional decrease in 2002.

     Development and corporate interest expense relates to various notes payable which do not relate directly to owned hotel properties. Such notes include a $5 million convertible debenture which is due in December 2002. See "Liquidity and Capital Resources" above.

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

     The Company is subject to a number of risks, including the general risks of investing in real estate, the illiquidity of real estate, environmental risks, possible uninsured or under insured losses, fluctuations in property taxes, hotel operating risks, the impact of competition, the difficulty of managing growth, seasonality, the risks inherent in operating a hotel franchise business, the risks involved in hotel renovation and construction, and the uncertainty of obtaining additional financing or extensions of existing credit facilities as needed. For a discussion of these and other risk factors, see the "RISK FACTOR" section contained in the Company's Registration Statement on Form S-3 (File No. 333-37691). Also see "Liquidity and Capital Resources" above and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."


Critical Accounting Policies

Discontinued Operations

     The Company reports its results of discontinued operations in accordance with APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under APB Opinion No. 30, since the Company has determined to discontinue the management segment of its business, the net results of operations and cash flows from the management segment are segregated and reported separately from the results of operations and cash flows from continuing operations. Additionally, costs associated with the phasing out of the management segment and the expected losses to be sustained during the phase out period have been accrued and reported as an additional component of discontinued operations. Such accrued costs are based on management's current best estimates and are subject to changes based on future events.

Property, Equipment, and Leasehold Interests Held for Sale

     Property, equipment, and leasehold interests held for sale are stated at the lower of cost or fair value less costs to sell. Fair value of property and leasehold interests held for sale has been determined by the Company based upon current market information assuming a non-distressed sale. Future events, such as a forced liquidation, could negatively impact such values. At the date on which a decision is made to dispose of a property or leasehold interest, any amount by which the carrying amount of an asset exceeds the fair value less cost to sell is reported as a provision for impairment. Due to the intent of the Company to dispose of such properties and leasehold interests in the short-term, the properties, leasehold interests, and all related notes payable are initially reflected as current in the consolidated balance sheets. Properties and leasehold interests which have remained held for sale for more than one year and are not under contract for sale are classified as noncurrent.

Going Concern

     Management is continuing negotiations with creditors for extensions and/or reductions of obligations. Management believes that it is possible that current obligations in 2002 could be met through assets sales and restructuring of certain obligations. However, no assurance can be given that such activities will be successful. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Effect of New Accounting Pronouncements

     In June 2001, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, were issued. SFAS No. 141 requires the use of purchase accounting for all business combinations entered into after June 30, 2001. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001; however, there was no material impact on the Company's financial position, results of operations, or cash flows. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is required to adopt the provisions of SFAS No. 142 as of January 1, 2002. The Company does not expect any material impact on the Company's financial position, results of operations, or cash flows from the adoption of SFAS No. 142 due to the fact that there is no goodwill recorded in the consolidated financial statements.

     In August 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued. SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and for the related retirement costs. SFAS No. 143 is required to be adopted on January 1, 2003. Management does not anticipate that the adoption of SFAS No. 143 will have a material impact on the Company's financial position, results of operations or cash flows.

     In October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, was issued. SFAS No. 144 supersedes and amends SFAS No. 121 and relevant portions of APB Opinion No. 30. SFAS No. 144 is required to be adopted on January 1, 2002. Management does not anticipate that the adoption of SFAS No. 144 will have a material impact on the Company's financial position, results of operations or cash flows.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As of December 31, 2001, the Company's obligations included variable rate mortgage notes and a line of credit bank note with aggregate principal balances of $1,990,028 which mature at various dates through 2015. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point increase in the prime interest rate would increase the Company's interest expense by approximately $20,000 per year. This risk is somewhat mitigated in that inflationary increases in interest rates would theoretically result in increases in average hotel room rates. Also, significant increases in interest rates would have a dampening effect on additions of competitive hotels in the Company's markets.

     At December 31, 2001, the Company's unrestricted investment securities included equity securities valued at $22,419. The Company is exposed to the risk that such securities will become worthless. The Company's restricted investment securities also include equity securities. Such restricted securities comprise the assets of the Company's deferred compensation plan and changes in the value of such securities have no net impact on the Company's earnings.

     The ultimate collection of the Company's notes receivable is subject to various credit risks. Net notes receivable at December 31, 2001 amounted to $4,547,390 and consisted of 34 notes, most of which were collateralized by or related to various hotel assets. Additionally, the Company remains contingently liable on three mortgage notes payable on which the Company is guarantor relating to properties sold in 2000 and 2001. The notes' balances at December 31, 2001 were approximately $3.7 million and the notes are due in aggregate monthly installments of $34,318 until 2018. The Company also remains contingently liable for future minimum rental payments totaling $1,926,825 ($610,177 in 2002, $598,511 in 2003, $360,488 in 2004, and $357,649 in later years) on sold leasehold interests and on subleased and assigned properties and equipment in the event of default by the purchasers, sublessees and/or assignees. The collection of such notes receivable and the potential financial exposure for guaranteed note obligations and contingent rents is determinant on the ability of other hotel operators to satisfy these obligations. Their ability to satisfy such obligations is subject to many risks, including economic conditions affecting the hotel industry, their ability to effectively manage their hotel assets, new competition, and other factors.

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

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Buckhead America Corporation:


We have audited the accompanying consolidated balance sheets of Buckhead America Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of income (loss), shareholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buckhead America Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, operating cash deficiencies and currently does not have the ability to repay or refinance certain debt maturing in 2002. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Atlanta, Georgia
March 29, 2002

                                            BUCKHEAD AMERICA CORPORATION
                                                  AND SUBSIDIARIES
                                             Consolidated Balance Sheets
                                             December 31, 2001 and 2000

                                                                                               2001          2000
ASSETS                                                                                        -------    -------------
Current assets:
      Cash and cash equivalents, including restricted cash of $329,479
         in 2001 and $382,646 in 2000 (note 3)                                        $      625,005        1,345,671
      Investment securities, including restricted securities of $168,259
         in 2001 and $182,067 in 2000 (note 4)                                               190,678          202,750
      Accounts receivable, net                                                             1,013,534        1,436,030
      Current portions of notes receivable, net (note 5)                                     676,017          832,055
      Property, equipment, and leasehold interests held for sale, net (notes 6
         and 8)                                                                           10,539,253       21,273,517
      Other current assets                                                                   289,438          202,911
                                                                                      ---------------    -------------
                      Total current assets                                                13,333,925       25,292,934
Investment securities (note 4)                                                                    --           42,771
Noncurrent portions of notes receivable, net (note 5)                                      3,871,373        3,695,160
Property, equipment, and leasehold interests held for sale, net (notes 6 and 8)            9,415,229               --
Other property and equipment, at cost, net (notes 6, 8, and 9)                               966,640       20,967,076
Deferred costs, net (note 7)                                                               1,149,831        2,535,461
Leasehold interests, net (note 7)                                                                 --          670,530
Other assets (note 7)                                                                             --          160,540
                                                                                      ---------------    -------------
                                                                                      $   28,736,998       53,364,472
                                                                                      ===============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                $    1,250,123        1,310,588
      Accrued expenses                                                                     2,514,933        2,109,689
      Current portions of notes payable (note 8)                                          15,227,767       18,803,712
                                                                                      ---------------    -------------
                      Total current liabilities                                           18,992,823       22,223,989
Noncurrent portions of notes payable (note 8)                                              9,537,617       16,353,009
Other liabilities (note 4)                                                                   289,551          269,330
                                                                                      ---------------    -------------
                      Total liabilities                                                   28,819,991       38,846,328
                                                                                      ---------------    -------------
Minority interests                                                                           587,520          764,068
                                                                                      ---------------    -------------
Shareholders' equity (notes 10 and 13):
      Series B preferred stock; $100 par value. Authorized 200,000 shares;
         issued and outstanding 30,000 shares                                              3,000,000        3,000,000
      Common stock; $0.01 par value. Authorized 5,000,000 shares;
         issued 2,113,881 shares, outstanding 2,015,885 and 2,025,023 shares in
         2001 and 2000, respectively                                                          21,139           21,139
      Additional paid-in capital                                                           7,897,530        7,897,530
      (Accumulated deficit) retained earnings                                           (10,901,865)        3,729,683
      Accumulated other comprehensive loss                                                        --        (245,229)
      Treasury stock, 97,996 and 88,858 common shares
         in 2001 and 2000, respectively                                                    (687,317)        (649,047)
                                                                                      ---------------    -------------
                      Total shareholders' equity                                           (670,513)       13,754,076

Commitments and contingencies (notes 8, 9, and 15)
                                                                                      ---------------    -------------
                                                                                      $   28,736,998       53,364,472
                                                                                      ===============    =============

          See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                    Consolidated Statements of Income (Loss)
                  Years ended December 31, 2001, 2000, and 1999

                                                                            2001               2000              1999
                                                                       ----------------    --------------    -------------
Revenues:
      Hotel revenues                                                   $    17,517,237        23,717,220       25,886,594
      Franchise fee income (note 6)                                          1,200,810           872,570        1,331,749
      Gains on property sales, net (notes 6 and 7)                                  --           608,717        3,587,639
      Investment income (note 4)                                               207,955           442,719          495,531
      Other income, net                                                             --            14,237           38,591
                                                                       ----------------    --------------    -------------
             Total revenues                                                 18,926,002        25,655,463       31,340,104
                                                                       ----------------    --------------    -------------
Expenses:
      Hotel operations                                                      13,474,214        17,454,398       18,141,606
      Franchise operations                                                     767,230           840,239          808,909
      Other operating and administrative (notes 11 and 14)                   1,495,506         1,847,550        1,702,913
      Leasehold rent                                                         2,621,336         2,601,020        2,858,378
      Bad debt expense (note 5)                                                478,964                --               --
      Depreciation and amortization (note 6)                                   836,060         1,607,648        1,752,372
      Losses on property sales and lease
         terminations (notes 6, 7, and 8)                                    1,675,699                --               --
      Provisions for impairment (note 6)                                     6,360,000         2,300,000          373,529
      Interest                                                               2,834,203         2,999,599        3,299,283
      Equity in joint venture losses (note 7)                                  130,807           812,654          131,065
                                                                       ----------------    --------------    -------------
             Total expenses                                                 30,674,019        30,463,108       29,068,055
                                                                       ----------------    --------------    -------------
             (Loss) income from continuing operations before
               income taxes                                               (11,748,017)       (4,807,645)        2,272,049
Provision for income taxes (note 12)                                                --         2,859,328          880,000
                                                                       ----------------    --------------    -------------
             (Loss) income from continuing operations                     (11,748,017)       (7,666,973)        1,392,049
                                                                       ----------------    --------------    -------------
Discontinued operations (note 16):
      (Loss) income from operations of hotel management
         segment (less income taxes in 1999 of $175,000)                   (1,995,578)         (606,148)          276,908
      Estimated loss on disposal of hotel management
         segment, including operating losses during
         phase-out period                                                    (679,828)                --               --
                                                                       ----------------    --------------    -------------
             (Loss) income from discontinued operations                    (2,675,406)         (606,148)          276,908
                                                                       ----------------    --------------    -------------
             Net (loss) income                                         $  (14,423,423)       (8,273,121)        1,668,957
                                                                       ================    ==============    =============
Net (loss) income per common share (note 10):
      Basic:
         Continuing operations                                         $        (5.96)            (3.93)             0.55
         Discontinued operations                                                (1.33)            (0.30)             0.14
                                                                       ----------------    --------------    -------------
             Net (loss) income                                         $        (7.29)            (4.23)             0.69
                                                                       ================    ==============    =============
      Diluted:
         Continuing operations                                         $        (5.96)            (3.93)             0.52
         Discontinued operations                                                (1.33)            (0.30)             0.09
                                                                       ----------------    --------------    -------------
             Net (loss) income                                         $        (7.29)            (4.23)             0.61
                                                                       ================    ==============    =============


          See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
            Consolidated Statements of Shareholders' Equity (Deficit)
                        and Comprehensive Income (Loss)
                  Years ended December 31, 2001, 2000, and 1999


                                                                                                             (ACCUMULATED
                                                                     SERIES A      SERIES B     ADDITIONAL    DEFICIT)
                                   COMPREHENSIVE       COMMON        PREFERRED     PREFERRED    PAID-IN       RETAINED
                                   INCOME (LOSS)        STOCK          STOCK        STOCK       CAPITAL       EARNINGS
                                   --------------    ------------    ----------    ---------    ---------    ------------
Balances at December 31, 1998                        $    20,033     3,000,000           --     7,362,487     10,728,847
Issuance   of  65,378   common
  shares for asset acquisition                               654            --           --       391,614             --
Issuance   of  26,000   common
  shares pursuant  to  exercise
  of options                                                 260            --           --       100,820             --
Acquisition  of  6,000  common
  shares                                                      --            --           --            --             --
Preferred stock dividends paid                                --            --           --            --      (163,750)
Comprehensive income:
  Net income                       $   1,668,957              --            --           --            --      1,668,957
  Change in unrealized loss
    on investment securities                  --              --            --           --            --             --
                                   --------------
    Total comprehensive income     $   1,668,957
                                   ==============    ------------    ----------    ---------    ---------    ------------
Balances at December 31, 1999                             20,947     3,000,000           --     7,854,921     12,234,054
Issuance   of  19,226   common
  shares for asset acquisition                               192            --           --        95,938             --
Acquisition  of 23,516  common
  shares                                                      --            --           --            --             --
Preferred stock dividends paid                                --            --           --            --      (231,250)
Exchange of Series A preferred
  stock for Series B preferred
  stock                                                       --   (3,000,000)    3,000,000      (53,329)             --
Comprehensive loss:
  Net loss                         $ (8,273,121)              --            --           --            --    (8,273,121)
  Change in unrealized loss
    on investment securities            (97,206)              --            --           --            --             --
                                   --------------
    Total comprehensive loss       $ (8,370,327)
                                   ==============    ------------    ----------    ---------    ---------    ------------
Balances at December 31, 2000                             21,139            --    3,000,000     7,897,530      3,729,683
Acquisition  of  9,138  common
  shares                                                      --            --           --            --             --
Preferred stock dividends paid                                --            --           --            --      (208,125)
Comprehensive loss:
  Net loss                         $(14,423,423)              --            --           --            --   (14,423,423)
  Change in unrealized loss
    on investment securities
    (see below)                          245,229              --            --           --            --             --
                                   --------------
    Total comprehensive loss       $(14,178,194)
                                   ==============    ------------    ----------    ---------    ---------    ------------
Balances at December 31, 2001                        $    21,139            --    3,000,000     7,897,530   (10,901,865)
                                                     ============    ==========    =========    =========    ============
                                                            2001          2000         1999
                                                     ------------    ----------    ---------
Disclosure of reclassification
  amount:
  Unrealized holding losses arising
    during the period                                $  (42,771)      (97,906)           --
      Less reclassification adjustment for
      losses included in income                          288,000            --           --
                                                     ------------    ----------    ---------
                                                     $   245,229      (97,906)           --
                                                     ============    ==========    =========

                                     ACCUMULATED                     TOTAL
                                       OTHER                      SHAREHOLDERS'
                                    COMPREHENSIVE     TREASURY      EQUITY
                                        LOSS           STOCK       (DEFICIT)
                                    -------------    ----------    -----------
Balances at December 31, 1998          (148,023)     (471,019)     20,492,325
Issuance   of  65,378   common
  shares for asset acquisition                --            --        392,268
Issuance   of  26,000   common
  shares pursuant  to  exercise
  of options                                  --            --        101,080
Acquisition  of  6,000  common
  shares                                      --      (36,261)       (36,261)
Preferred stock dividends paid                --            --      (163,750)
Comprehensive income:
  Net income                                  --            --      1,668,957
  Change in unrealized loss
    on investment securities                  --            --             --

    Total comprehensive income
                                    -------------    ----------    -----------
Balances at December 31, 1999          (148,023)     (507,280)     22,454,619
Issuance   of  19,226   common
  shares for asset acquisition                --            --         96,130
Acquisition  of 23,516  common
  shares                                      --     (141,767)      (141,767)
Preferred stock dividends paid                --            --      (231,250)
Exchange of Series A preferred
  stock for Series B preferred
  stock                                       --            --       (53,329)
Comprehensive loss:
  Net loss                                    --            --    (8,273,121)
  Change in unrealized loss
    on investment securities            (97,206)            --       (97,206)

    Total comprehensive loss
                                    -------------    ----------    -----------
Balances at December 31, 2000          (245,229)     (649,047)     13,754,076
Acquisition  of  9,138  common
  shares                                      --      (38,270)       (38,270)
Preferred stock dividends paid                --            --      (208,125)
Comprehensive loss:
  Net loss                                    --            --   (14,423,423)
  Change in unrealized loss
    on investment securities
    (see below)                          245,229            --        245,229

    Total comprehensive loss
                                    -------------    ----------    -----------
Balances at December 31, 2001                 --     (687,317)      (670,513)
                                    =============    ==========    ===========



                See accompanying notes to consolidated financial
                                   statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000, and 1999



                                                                            2001           2000           1999
                                                                         ------------    ----------    -----------
Cash flows from operating activities:
     (Loss) income from continuing operations                          $(11,748,017)   (7,666,973)      1,392,049
     Adjustments  to  reconcile   income  (loss)  from   continuing
       operations to net cash  provided by (used in)  continuing
       operating activities:
          Depreciation and amortization                                      836,060     1,607,648      1,752,372
          (Purchases) sales of trading securities, net                       (8,088)     1,113,599    (1,127,927)
          Realized losses (gains) on trading securities                        2,505     (114,510)       (39,377)
          Unrealized   holding   losses  (gains)  on  trading
            securities                                                        17,655       110,417       (16,033)
          Realized losses on available-for-sale securities                   288,000            --             --
          Losses   (gains)  on   property   sales  and  lease
            terminations                                                   1,675,699     (608,717)    (5,883,451)
          Provisions for impairment                                        6,360,000     2,300,000        373,529
          Bad debt expense                                                   478,964            --             --
          Minority interest in (loss) income                               (199,024)       137,543      2,544,050
          Equity in joint venture losses                                     130,807       812,654        131,065
          Deferred income tax expense (benefit)                                   --     2,859,328        880,000
          Changes in assets and liabilities:
            Accounts receivable, net                                          22,496       420,972         29,339
            Accounts payable and accrued expenses                          (155,221)       786,093      (830,826)
            Other, net                                                        72,007       340,501       (45,069)
                                                                         ------------    ----------    -----------
                    Net   cash   (used   in)    provided   by
                      continuing operating activities                    (2,226,157)     2,098,555      (840,279)

     Net cash (used in) provided by discontinued operations                (640,166)     (430,525)        508,379
                                                                         ------------    ----------    -----------
                    Net cash (used in) provided by operations            (2,866,323)     1,668,030      (331,900)
                                                                         ------------    ----------    -----------
Cash flows from investing activities:
     Principal receipts on notes receivable                                  615,861       695,094        288,075
     Originations of notes receivable                                      (140,000)     (897,500)      (400,000)
     Acquisitions of businesses and hotels                                        --   (1,127,144)      (506,041)
     Capital expenditures                                                  (553,010)   (3,430,915)    (2,990,276)
     Investments in joint ventures                                                --     (604,114)             --
     Proceeds from property sales and lease terminations                   3,271,909     1,202,088      8,043,247
     Acquisition of additional partnership interests                         (9,832)            --      (110,000)
                                                                         ------------    ----------    -----------
                    Net cash  provided by (used in) investing
                      activities                                           3,184,928   (4,162,491)      4,325,005
                                                                         ------------    ----------    -----------
Cash flows from financing activities:
     Proceeds from notes payable                                             240,000     3,309,119      2,762,902
     Repayments of notes payable                                         (1,065,184)   (1,209,732)    (2,663,520)
     Contributions by minority interest holders                               65,284            --             --
     Distributions to minority interest holders                             (32,976)     (223,765)    (3,206,894)
     Proceeds from issuance of common shares                                      --            --        101,080
     Issuance costs of preferred stock                                            --      (53,329)             --
     Purchase of treasury shares                                            (38,270)     (141,767)       (36,261)
     Preferred stock dividends paid                                        (208,125)     (231,250)      (163,750)
                                                                         ------------    ----------    -----------
                    Net cash (used in)  provided by financing
                      activities                                         (1,039,271)     1,449,276    (3,206,443)
                                                                         ------------    ----------    -----------
                    Net (decrease)  increase in cash and cash
                      equivalents                                          (720,666)   (1,045,185)        786,662

Cash and cash equivalents at beginning of year                             1,345,671     2,390,856      1,604,194
                                                                         ------------    ----------    -----------
Cash and cash equivalents at end of year                                 $   625,005     1,345,671      2,390,856
                                                                         ============    ==========    ===========
Supplemental disclosure of cash flow information:
     Cash  paid  during  the year  for  interest,  net of  interest capitalized of $-0- in 2001, $30,571 in 2000, and
       $34,024 in 1999                                                   $ 2,691,424     2,857,421      3,362,708
     Cash paid during the year for income taxes                                2,038        71,328         12,000


                                                                                                       (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000, and 1999



                                                                            2001           2000           1999
                                                                         ------------    ----------    -----------

Supplemental  disclosure  of noncash and partial cash
investing  and  financing activities:
     During 2001,  the Company  recorded the following  partial cash activity relating  to the sale of 12 owned or leased  hotels,  three  parcels  of land, and the termination of seven long-term leases on hotel properties:
       Proceeds:
          Cash, net of closing costs and debt repayments          $       3,271,909
          Notes receivable                                                  975,000
                                                                  ------------------
                                                                          4,246,909
                                                                  ------------------
       Basis of assets sold:
          Property, equipment, and leasehold
            interests, net of
            impairment allowances of
            $1,218,185                                                   15,429,852
          Deferred costs                                                     78,909
          Notes payable                                                 (9,586,153)
                                                                  ------------------
                                                                          5,922,608
                                                                  ------------------
                    Loss on sales, net                            $     (1,675,699)
                                                                  ==================

     During 2000,  the Company  recorded the following  partial cash activity relating to the sale of three hotels and a parcel of unimproved land:
       Proceeds:
          Cash, net of closing costs                                                    $   1,202,088
          Notes receivable                                                                    550,000
                                                                                        -------------
                                                                                            1,752,088
                                                                                        -------------
       Basis of assets sold:
          Property, equipment, and leasehold
            interests, net                                                                  4,563,459
          Notes payable                                                                   (3,509,808)
          Other, net                                                                           89,720
                                                                                        -------------
                                                                                            1,143,371
                                                                                        -------------
                    Gain on sales, net                                                  $     608,717
                                                                                        =============

     During 2000,  the Company  recorded the following  partial cash activity relating to the acquisition of three hotels:
       Costs:
          Cash                                                                          $     992,556
          Notes receivable applied                                                            225,694
          Notes payable issued or assumed                                                   3,767,800
          Minority interest holder's contribution                                             400,000
                                                                                        -------------
                                                                                        $   5,386,050
                                                                                        =============
       Allocated to:
          Property and equipment                                                        $   5,283,331
          Deferred costs                                                                      102,719
                                                                                        -------------
                                                                                        $   5,386,050
                                                                                        =============
     During 2000,  the Company  recorded the following  partial cash activity relating  to the  acquisition  of  management  contracts  on three hotel properties:
       Costs:
          Cash                                                                          $     134,588
          Common stock issued - 19,226 shares                                                  96,130
                                                                                        -------------
                    Allocated to deferred costs                                         $     230,718
                                                                                        =============



                                                                                                          (Continued)


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000, and 1999



                                                                            2001           2000           1999
                                                                         ------------    ----------    -----------

     During 1999,  the Company  recorded the following  partial cash activity relating to the sale of a 150-room hotel in Orlando, Florida:
       Gross sales price                                                                                 $ 13,500,000
       Gross sales price allocated to management
          and franchise contract termination                                                              (1,446,590)
                                                                                                         -------------
                    Net sales price                                                                        12,053,410
       Payoff of note payable                                                                               4,383,335
       Other costs                                                                                            330,505
                                                                                                         -------------
                    Net cash proceeds                                                                       7,339,570
                                                                                                         -------------
       Basis of assets sold:
          Property and equipment, net                                                                       6,191,988
          Note payable                                                                                    (4,383,335)
          Other                                                                                               149,305
                                                                                                         -------------
                                                                                                            1,957,958
                                                                                                         -------------
                    Gain on sale                                                                            5,381,612
       Minority interest holders' share of gain on sale                                                   (2,319,182)
                                                                                                         -------------
       Company share of gain on sale                                                                     $  3,062,430
                                                                                                         =============
     During  1999,  the Company  also  recorded  the  following  partial cash activity relating to the sale of one other hotel and leasehold interests in four hotels:
       Proceeds:
          Cash, net of closing costs                                                                     $    703,677
          Notes receivable                                                                                    825,000
                                                                                                         -------------
                                                                                                            1,528,677
                                                                                                         -------------
       Basis of assets sold:
          Property and equipment, net                                                                         896,829
          Leasehold interests, net                                                                            655,009
          Note payable                                                                                      (525,000)
                                                                                                         -------------
                                                                                                            1,026,838
                                                                                                         -------------
                    Gain on sales, net                                                                   $    501,839
                                                                                                         =============
     During 1999,  the Company  recorded the following  partial cash activity relating  to the  acquisition  of  management  contracts  on nine  hotel properties:
       Costs:
          Cash                                                                                           $    506,041
          Common stock issued - 65,378 shares                                                                 392,268
                                                                                                         -------------
                    Allocated to deferred costs                                                          $    898,309
                                                                                                         =============

                                                                                                          (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000, and 1999



                                                                            2001           2000           1999
                                                                         ------------    ----------    -----------




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
          Increase in property and equipment, net                                                      $    3,956,581
          Decrease in investments in partnerships                                                           (365,907)
                                                                                                       ---------------
                                                                                                       $    3,590,674
                                                                                                       ===============
       Financing:
          Increase in notes payable                                                                    $    3,091,339
          Increase in minority interests                                                                      502,015
          Other, net                                                                                          (2,680)
                                                                                                       ---------------
                                                                                                       $    3,590,674
                                                                                                       ===============


          See accompanying notes to consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


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

     The Company's operations did not generate sufficient cash to cover its current obligations during 2001. The Company used proceeds from sales of its operating assets in order to remain liquid and implemented a plan to discontinue its hotel management segment, a personnel reduction, a salary deferment program, and other cost reduction strategies. The Company has also negotiated extensions, and sometimes reductions, of certain of its obligations.

     These activities are ongoing and management believes that the negative cash flow from operations will be significantly reduced in 2002, but will still be negative. Thus, the Company's program of selling assets is continuing. Current economic conditions affecting the hospitality industry are not favorable and the Company did not receive its invested values from sales occurring in 2001 and expects similar results for sales occurring in 2002. During the fourth quarter of 2001, economic conditions affecting the hospitality industry worsened, and the Company accordingly recognized significant write-downs of various assets in the fourth quarter of 2001.

     As of March 29, 2002, the Company was in default of certain of its note payable obligations. Management is continuing negotiations with creditors for extensions and/or reductions of obligations. Management believes that it is possible that current obligations in 2002 could be met through assets sales and restructuring of certain obligations. However, no assurance can be given that such activities will be successful. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                       29                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


     (B)  REVENUE RECOGNITION

          Hotel revenues are recognized as earned, which is generally defined as the date upon which a guest occupies a room and utilizes the hotel's services.

          Initial franchise fees are recognized as income upon receipt as the Company generally has no future obligations associated with the initial fees. The Company also receives continuing royalty, marketing, and other fees based upon a percentage of each franchisee's room revenues. These continuing fees are recognized when earned. Management fees are generally based on a percentage of each managed hotel's gross revenues and are recognized when earned.

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



                                       30                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


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

               Buildings                                     25 to 40 years
               Furniture, fixtures, and equipment             5 to 10 years
               Leasehold improvements                         5 to 20 years

     (G)  PROPERTY, EQUIPMENT, AND LEASEHOLD INTERESTS HELD FOR SALE

          Property, equipment, and leasehold interests held for sale are stated at the lower of cost or fair value less costs to sell. Fair value of property and leasehold interests held for sale has been determined by the Company based upon current market information. At the date on which a decision is made to dispose of a property or leasehold interest, any amount by which the carrying amount of an asset exceeds the fair value less cost to sell is reported as a provision for impairment. Due to the intent of the Company to dispose of such properties and leasehold interests in the short-term, the properties, leasehold interests, and all related notes payable are intially reflected as current in the accompanying consolidated balance sheets. Properties and leasehold interests which have remained held for sale for more than one year and are not under contract for sale are classified as noncurrent. The Company has the ability to remove such properties and leasehold interests from operations at the current time.

     (H)  DEFERRED COSTS

          Deferred costs include the costs associated with the acquisition of trademark rights and franchise licenses which are amortized on a straight-line basis over the estimated useful lives of the assets, which range from 10 to 20 years. Deferred costs also include unamortized note payable issuance costs which are amortized over the term of the related notes payable. Deferred costs also included the acquisition costs of long-term hotel management contracts which are amortized over the related terms of the contracts.

                                       31                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


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

     (L)  MARKETING COSTS

          The Company incurs costs for various marketing and advertising efforts. All costs related to marketing and advertising are expensed in the period incurred. Marketing costs amounted to $984,972, $1,235,054, and $1,156,983 for the years ended December 31, 2001,
          2000, and 1999, respectively, and are included in franchise operations expense ($60,436, $335,147, and $101,161, respectively) and in hotel operations expense ($924,536, $899,907, and $1,055,822, respectively) in the accompanying consolidated statements of income (loss).

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

                                       32                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


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

     (O)  STOCK OPTIONS

          The Company accounts for its stock options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and record compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price. In addition, pro forma net income and pro forma earnings per share disclosures for employee stock option grants must be provided as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB Opinion No. 25 and provides the pro forma disclosures required by SFAS No. 123.

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

     (Q)  COMPREHENSIVE INCOME (LOSS)

          Comprehensive  income  (loss) of the  Company  consists  of net income
          (loss) and net unrealized losses on investment securities available for sale (other comprehensive loss) and is presented in the consolidated statements of shareholders' equity and comprehensive income (loss). Other comprehensive loss does not affect the Company's consolidated results of operations.

     (R)  REPORTABLE SEGMENTS

          The Company reports both quantitative and qualitative information regarding its reportable operating segments. Operating segments are determined by assessing what information is reviewed by the chief operating decision maker in evaluating the performance of the Company.

                                       33                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


          The Company has determined its reportable operating segments to be hotel operations, management, and franchising and has presented the required information for each of these segments. During 2001, the Company committed to a plan to dispose of its management segment.

     (S)  DISCONTINUED OPERATIONS

          The  Company  reports  its  results  of  discontinued   operations  in
          accordance  with  APB  Opinion  No.  30,   Reporting  the  Results  of
          Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under APB Opinion No. 30, since the Company has determined to discontinue the management segment of its business, the net results of operations and cash flows from the management segment are segregated and reported separately from the results of operations and cash flows from continuing operations. Additionally, costs associated with the phasing out of the management segment and the expected losses to be sustained during the phase out period have been accrued and reported as an additional component of discontinued operations.

     (T)  RECLASSIFICATIONS

          Certain reclassifications have been made to the 2000 and 1999 balances to conform with the presentation used in 2001.

     (U)  EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

          In June 2001, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, was issued. SFAS No. 141 requires the use of purchase accounting for all business combinations entered into after June 30, 2001. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001; however, there was no material impact on the Company's financial position, results of operations, or cash flows. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is required to adopt the provisions of SFAS No. 142 as of January 1, 2002. The Company does not expect any material impact on the Company's financial position, results of operations, or cash flows from the adoption of SFAS No. 142 due to the fact that there is no goodwill recorded in the consolidated financial statements.

          In August 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued. SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and for the related retirement costs. SFAS No. 143 is required to be adopted on January 1, 2003. Management does not anticipate that the adoption of SFAS No. 143 will have a material impact on the Company's financial position, results of operations or cash flows.

          In October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, was issued. SFAS No. 144 supersedes and amends SFAS No. 121 and relevant portions of APB Opinion No. 30. SFAS No. 144 is required to be adopted on January 1, 2002. Management does not anticipate that the adoption of SFAS No. 144 will have a material impact on the Company's financial position, results of operations or cash flows.

                                       34                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(3)  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents at December 31, 2001 and 2000 included the following:

                                                                                        2001                   2000
                                                                                 --------------------   --------------------

      Unrestricted cash:
          Operating accounts, money market funds, and overnight investments      $        189,175                660,304
          Hotel operating accounts, savings accounts, and cash on hand                    106,351                302,721
                                                                                 --------------------   --------------------
                                                                                          295,526                963,025
      Restricted cash - mortgage-related escrows                                          329,479                382,646
                                                                                 --------------------   --------------------
                                                                                 $        625,005              1,345,671
                                                                                 ====================   ====================

     Mortgage-related escrows are standard reserve accounts held by or on behalf of the holders of mortgages on certain Company properties (note 8). Such amounts are restricted to the payment of insurance, property taxes, and/or property and equipment replacements and enhancements relating to the mortgaged properties.

(4)  INVESTMENT SECURITIES

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for trading and available-for-sale securities by investment type and class of investment at December 31, 2001 and 2000, are as follows:

                                                                             2001
                                    ----------------------------------------------------------------------------------------
                                                            GROSS UNREALIZED       GROSS UNREALIZED
                                        AMORTIZED               HOLDING                HOLDING                 FAIR
                                           COST                  GAINS                  LOSSES                 VALUE
                                    -------------------    -------------------    -------------------   --------------------
      Trading securities:
        Equity securities           $        9,332                 16,488                 (3,401)               22,419
        Third-party managed funds          184,701                     --                (16,442)              168,259
                                    -------------------    -------------------    -------------------   --------------------
                                    $      194,033                 16,488                (19,843)              190,678
                                    ===================    ===================    ===================   ====================


                                       35                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000



                                                                             2000
                                    ----------------------------------------------------------------------------------------
                                                            GROSS UNREALIZED       GROSS UNREALIZED
                                        AMORTIZED               HOLDING                HOLDING                 FAIR
                                           COST                  GAINS                  LOSSES                 VALUE
                                    -------------------    -------------------    -------------------   --------------------

      Trading securities:
        Equity securities           $        9,332                 14,728                 (3,377)               20,683
        Third-party managed funds          179,118                  2,949                     --               182,067
                                    -------------------    -------------------    -------------------   --------------------
                                           188,450                 17,677                 (3,377)              202,750
      Available-for-sale
        securities - equity
        securities                         288,000                     --               (245,229)               42,771
                                    -------------------    -------------------    -------------------   --------------------
                    Total           $      476,450                 17,677               (248,606)              245,521
                                    ===================    ===================    ===================   ====================

     Equity  securities  are  primarily   concentrated  in  hospitality  related
     companies.

     The available-for-sale securities were acquired in 1998 in connection with the purchase of certain leases (note 7) and are restricted as to their sale. During 2001, it was determined that these securities had experienced an other-than-temporary impairment. Therefore, the Company has recognized a writedown of $288,000 in the accompanying consolidated statement of income
     (loss) for 2001. Other comprehensive loss in 2000 consists of an unrealized loss on available-for-sale securities of $97,206. There was no change in this unrealized loss in 1999.

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

     Proceeds from the sale of trading securities were $27,297, $1,133,099, and $3,500,000 in 2001, 2000, and 1999, respectively. Net realized gross gains (losses) calculated on a specific identification basis and included in investment income were $(2,505), $114,510, and $39,377 in 2001, 2000, and
     1999, respectively.


                                       36                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000



(5)  NOTES RECEIVABLE

     Notes receivable at December 31, 2001 and 2000 consist of the following:

                                                                                         2001
                                                           -----------------------------------------------------------------
                                                                                        OTHER
                                                                SECURED                 NOTES                  TOTAL
                                                           -------------------   --------------------   --------------------
      Principal                                            $      4,585,403               779,282              5,364,685
          Less allowances                                           380,110               437,185                817,295
                                                           -------------------   --------------------   --------------------
                                                                  4,205,293               342,097              4,547,390
      Less current portions                                         459,252               216,765                676,017
                                                           -------------------   --------------------   --------------------
      Noncurrent portions                                  $      3,746,041               125,332              3,871,373
                                                           ===================   ====================   ====================
      Number of notes                                                    23                    11                     34
                                                           ===================   ====================   ====================


                                                                                         2000
                                                           -----------------------------------------------------------------
                                                                                        OTHER
                                                                SECURED                 NOTES                  TOTAL
                                                           -------------------   --------------------   --------------------

      Principal                                            $      3,899,005              1,004,361             4,903,366
          Less allowances                                           284,071                 92,080               376,151
                                                           -------------------    -------------------   --------------------
                                                                  3,614,934                912,281             4,527,215
      Less current portions                                         388,908                443,147               832,055
                                                           -------------------    -------------------   --------------------
      Noncurrent portions                                  $      3,226,026                469,134             3,695,160
                                                           ===================    ===================   ====================
      Number of notes                                                    19                     15                    34
                                                           ===================    ===================   ====================


     The secured notes are primarily collateralized by mortgages and leasehold interests on hotel properties.

     Seven notes with aggregate balances of $1,945,302 as of December 31, 2001, collateralized by leasehold interests on hotel properties, have been pledged by the Company as collateral for a line-of-credit with a bank (note
     8).

     The recorded investment in impaired notes receivable as of December 31, 2001 and 2000 was $83,950 and $906, respectively, and the Company has fully reserved for these notes. Cash received in payment of impaired notes amounted to $-0- in 2001 and 2000, and $16,174 in 1999.

                                       37                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


     The activity in the allowance for doubtful notes receivable for the years ended December 31, 2001, 2000, and 1999 was as follows:

                                                                  2001                  2000                   1999
                                                           -------------------   --------------------   --------------------

      Allowance for doubtful notes receivable at
          beginning of year                                $        376,151               376,151                376,151
      Additions charged to bad debt expense                         478,964                    --                 16,174
      Write-downs charged against the allowance                     (37,820)                   --                     --
      Collections on impaired notes                                      --                    --                (16,174)
                                                           -------------------   --------------------   --------------------
      Allowance for doubtful notes receivable at end
          of year                                          $        817,295               376,151                376,151
                                                           ===================   ====================   ====================

(6) PROPERTY, EQUIPMENT, AND LEASEHOLD INTERESTS HELD FOR SALE AND OTHER PROPERTY AND EQUIPMENT

     Property and leasehold interests held for sale at December 31, 2001 and 2000 consist of the following:

                                                                                         2001                  2000
                                                                                  -------------------   -------------------
      Current:
          Property and equipment (six hotels at December 31, 2001 and 13
            hotels at December 31, 2000)                                          $     12,682,360            20,194,012
          Leasehold interests (one hotel at December 31, 2001 and four
            hotels at December 31, 2000)                                                   814,755             2,879,591
          Other, principally land                                                               --               323,443
          Allowance for impairment                                                      (2,957,862)           (2,123,529)
                                                                                  -------------------   -------------------
                                                                                  $     10,539,253            21,273,517
                                                                                  ===================   ===================
      Noncurrent:
          Property and equipment (seven hotels at December 31, 2001)              $     12,275,358                    --
          Leasehold interests (one hotel at December 31, 2001)                           1,331,852                    --
          Other, principally land                                                          115,501                    --
          Allowance for impairment                                                      (4,307,482)                   --
                                                                                  -------------------   -------------------
                                                                                  $      9,415,229                    --
                                                                                  ===================   ===================




                                       38                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


     Other property and equipment at December 31, 2001 and 2000 consist of the following:

                                                                                        2001                   2000
                                                                                 --------------------   --------------------
      Owned hotel properties (nine in 2000):
          Land and buildings                                                     $             --             19,583,047
          Furniture, fixtures, and equipment                                                   --              2,307,322
                                                                                 --------------------   --------------------
                                                                                               --             21,890,369
          Accumulated depreciation                                                             --             (1,481,080)
                                                                                 --------------------   --------------------
                                                                                               --             20,409,289
                                                                                 --------------------   --------------------
      Leased hotel properties (nine in 2001 and 11 in 2000):
          Leasehold improvements                                                          417,929                282,169
          Furniture, fixtures, and equipment                                              526,307                158,612
                                                                                 --------------------   --------------------
                                                                                          944,236                440,781
          Accumulated depreciation                                                       (139,342)               (80,267)
                                                                                 --------------------   --------------------
                                                                                          804,894                360,514
                                                                                 --------------------   --------------------
      Other:
          Land                                                                                 --                 39,317
          Other, principally office furniture, fixtures,
            and other equipment                                                           419,470                348,581
                                                                                 --------------------   --------------------
                                                                                          419,470                387,898
          Accumulated depreciation                                                       (257,724)              (190,625)
                                                                                 --------------------   --------------------
                                                                                          161,746                197,273
                                                                                 --------------------   --------------------
                                                                                 $        966,640             20,967,076
                                                                                 ====================   ====================


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

     The Company's share of the 1999 gain on sale, net of the minority interests' share approximated $3.1 million. The Company also received franchise termination fees and hotel management fees of approximately $640,000 and $605,000, respectively. Such fees were included in the Company's franchising and management operating segments.


                                       39                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


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

     As of December 31, 2000, the Company had 13 properties and four leasehold interests classified as held for sale. The Company recorded additional provisions for impairment of $2,050,000 relating to these hotels. Also, the Company recorded a $250,000 impairment provision relating to certain leasehold interests which were not held for sale (note 7).

     During 2001, the Company continued to market its owned and leased hotels and classified almost all of its owned and leased hotels as held for sale. During 2001, the Company sold nine owned hotels, sold the leasehold interest in one hotel, sold three parcels of land, and negotiated the termination of seven long-term leases relating to hotel properties previously operated by the Company. Additionally, the Company sold leasehold interests in two of its owned hotel properties. The leases include purchase options, one of which was exercised in February 2002.

     In connection with the sales mentioned above, the Company incurred net losses of $1,218,185 which were charged to previously established impairment allowances. Also, the Company recorded a loss of $280,778 in connection with the termination of seven long-term hotel leases. Such amount is also included in the 2001 results of operations. In connection with the 2001 sales, aggregate notes payable were reduced by $9,586,153 and the Company generated net cash proceeds of $3,271,909 and notes receivable of $975,000. Related to certain of these sales, the Company agreed to guarantee mortgage notes assumed by the buyer and remains contingently liable with respect to certain lease payments should the buyer default (notes 8 and 9).

     Additionally, during the fourth quarter of 2001, the Company incurred losses of $1,394,921 on the sale of two of the sold hotel properties for which no impairment allowances had previously been provided. Such amount is included in the 2001 results of operations.

     During the fourth quarter of 2001, economic conditions affecting the hospitality industry worsened significantly. The Company evaluated the carrying values of its 13 owned and two leased hotel properties which are classified as held for sale as of December 31, 2001. The Company recorded additional impairment provisions of $6,360,000 relating to these hotels in the fourth quarter of 2001. As of December 31, 2001, aggregate impairment allowances amounted to $7,265,344.


                                       40                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


     Revenues and expenses included in the consolidated financial statements for the years ended December 31, 2001, 2000, and 1999 relating to the properties sold during those years were as follows:

                                                                2001                   2000                   1999
                                                         --------------------   -------------------    -------------------
      Hotel revenues                                     $      5,773,690             13,760,811             16,128,205
      Less:
          Hotel operations expense                              4,268,306             11,010,298             11,700,623
          Rent                                                  1,547,552              1,729,174              1,973,773
          Depreciation                                            185,874                604,749                818,908
          Interest                                                450,318              1,023,306              1,421,497
                                                         --------------------   -------------------    -------------------
                    (Loss) income before income taxes    $       (678,360)              (606,716)               213,404
                                                         ====================   ===================    ===================


     Revenues and expenses for the years ended December 31, 2001, 2000, and 1999 relating to the properties held for sale were as follows:

                                                                2001                   2000                   1999
                                                         --------------------   -------------------    -------------------
      Hotel revenues                                     $      8,515,798              7,536,758              7,355,149
      Less:
          Hotel operations expense                              6,911,042              5,966,881              5,362,617
          Rent                                                    162,919                160,410                160,410
          Depreciation                                            402,225                740,648                763,004
          Interest                                              1,723,717              1,366,715              1,177,725
                                                         --------------------   -------------------    -------------------
                    Loss before income taxes             $       (684,105)              (697,896)              (108,607)
                                                         ====================   ===================    ===================


     The revenues and expenses relating to hotel properties held for sale are included in the Company's hotel operations business segment (note 16).

     All of the Company's owned hotel properties are encumbered by mortgage obligations (note 8).


                                       41                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(7)  DEFERRED COSTS, LEASEHOLD INTERESTS, AND OTHER ASSETS

     Deferred costs at December 31, 2001 and 2000 consist of the following:

                                                                                        2001                   2000
                                                                                 --------------------   --------------------
      Country Hearth Inn franchise system:
          Trademark rights                                                       $        584,300                584,300
          Franchise licenses                                                              939,778                939,778
          Other deferred costs                                                            260,400                260,400
                                                                                 --------------------   --------------------
                                                                                        1,784,478              1,784,478
          Accumulated amortization                                                       (842,333)              (716,333)
                                                                                 --------------------   --------------------
                                                                                          942,145              1,068,145
                                                                                 --------------------   --------------------
      Hotel management contract acquisition costs                                              --              1,254,027
      Accumulated amortization                                                                 --               (161,886)
                                                                                 --------------------   --------------------
                                                                                               --              1,092,141
                                                                                 --------------------   --------------------
      Notes payable acquisition costs, net                                                207,686                375,175
                                                                                 --------------------   --------------------
                                                                                 $      1,149,831              2,535,461
                                                                                 ====================   ====================


     Hotel management contract acquisition rights were written off in connection with the Company's plan to discontinue its hotel management operating segment (note 16) and litigation related to the management contracts. Discontinued operations expenses in 2001 include $1,092,141 relating to the amortization and write-off of such costs.

     Leasehold interests represent the cost of leasehold rights in real property acquired by the Company and consist of the following at December 31, 2001 and 2000:

                                                                                        2001                   2000
                                                                                 --------------------   --------------------
      Leasehold interests                                                        $             --              1,028,635
      Accumulated amortization                                                                 --               (108,105)
                                                                                 --------------------   --------------------
                                                                                               --                920,530
      Allowance for impairment                                                                 --               (250,000)
                                                                                 --------------------   --------------------
                                                                                 $             --                670,530
                                                                                 ====================   ====================


     During 2001, the Company negotiated the termination of seven long-term leases on hotel properties. As a result, the Company recorded a loss of $280,778 in 2001 which is included in losses on property sales and lease

                                       42                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


     terminations (note 6). The Company recorded a $250,000 provision for impairment in 2000 relating to these leases because a lender had initiated foreclosure activities against the owner on two of the properties.

     The Company's remaining two leasehold interests are classified as property, equipment, and leasehold interests held for sale.

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

     Other assets at December 31, 2000 consist of investments in joint ventures and partnerships.

     Investments in joint ventures/partnerships consists of investments in five partnership entities, each of which owns a single hotel property. The Company accounts for its interests on the equity method and recognized aggregate losses from these entities of $130,807, $812,654, and $131,065 during 2001, 2000, and 1999, respectively. Such losses are included in hotel operations expense in the Company's hotel operations business segment (note 16). One of the partnerships sold its hotel in 2000 and is no longer active. The aggregate losses described above include losses from this partnership of $587,558 and $87,056 in 2000 and 1999, respectively.

(8)  NOTES PAYABLE

     Notes payable at December 31, 2001 and 2000 consist of the following:

                                                                                         2001                  2000
                                                                                  -------------------   --------------------
      Variable rate mortgage notes                                                $        990,028             2,866,907
      Fixed rate mortgage notes                                                         16,485,558            24,963,189
      Unsecured subordinated notes                                                       1,154,613             1,286,991
      Convertible debenture notes, net of unamortized discount                           4,980,555             4,960,555
      Bank note                                                                          1,000,000               850,000
      Other notes payable                                                                   33,549               113,082
      Capital lease obligations (note 9)                                                   121,081               115,997
                                                                                  -------------------   --------------------
                                                                                        24,765,384            35,156,721
      Less current portions                                                             15,227,767            18,803,712
                                                                                  -------------------   --------------------
                    Noncurrent portions of notes payable                          $      9,537,617            16,353,009
                                                                                  ===================   ====================


     The variable rate mortgage notes at December 31, 2001 consist of two notes secured by one hotel property. The notes bear interest at prime plus 1% (6.0% at December 31, 2001), require aggregate monthly payments of $12,479, and mature at various dates through 2015.


                                       43                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


     The fixed rate mortgage notes at December 31, 2001 consist of 13 notes secured by 12 hotel properties. The notes bear interest at rates ranging from 8.25% to 10.25% (weighted average at December 31, 2001 of 9.15%). The notes require aggregate monthly payments of $161,920 and mature at various dates through 2020.

     The unsecured subordinated notes consist of three notes which are due in varying amounts of monthly and quarterly payments and mature at various dates through December 2005. The stated balances represent the present value of amounts to be paid at a discount rate of 9%.

     The convertible debentures, which were issued to investment funds managed by a related party (note 14), consist of five notes aggregating $5,000,000 net of unamortized original issue discount of $19,445 in 2001 and $39,445 in 2000. The notes bear interest at 8%, are unsecured, require quarterly interest only payments, and mature in December 2002. Under the debenture agreements, the holders also have certain rights of conversion (note 10).

     The bank note at December 31, 2001 consists of the remaining balance of a revolving line of credit which had expired. In February 2002, the balance was reduced to $625,000 and a new note was executed. The new note bears interest at prime plus 2% and requires monthly payments of $20,827 through February 2005.

     The combined aggregate amount of maturities for all notes payable for each of the next five years and thereafter is as follows:

             Year ending December 31:
                 2002                                 $     15,227,767
                 2003                                          762,004
                 2004                                          692,507
                 2005                                          468,305
                 2006                                          325,669
                 Thereafter                                  7,289,132
                                                      -------------------
                                                      $     24,765,384
                                                      ===================

     Current portions of notes payable include $8,158,542 relating to seven notes secured by six hotel properties classified as currently held for sale (note 6). The actual amount required to be paid in the year 2002 under the terms of these notes is $2,550,903.

     The Company remains contingently liable on three mortgage notes payable on which the Company is guarantor relating to properties sold in 2000 and 2001. The notes' balances at December 31, 2001 were approximately $3.7 million and the notes are due in aggregate monthly installments of $34,318 until 2018.

                                       44                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(9)  LEASES

     The Company leases certain equipment under agreements that are classified as capital leases. The leases have remaining terms ranging from one to four years and have purchase options at the end of the original lease terms.

     Capital lease assets included in property and equipment at December 31, 2001 and 2000 are as follows:

                                                                                        2001                   2000
                                                                                 --------------------   --------------------
      Furniture, fixtures, and equipment                                         $        152,905                134,531
      Accumulated amortization                                                            (27,961)               (20,240)
                                                                                 --------------------   --------------------
                                                                                 $        124,944                114,291
                                                                                 ====================   ====================

     The Company operates several of its locations in leased facilities. These leases are treated as operating leases and have terms ranging from 10 to 30 years with options to renew at varying terms. Certain of the leases provide for contingent payments based upon a percent of revenues. Some leased vehicles and equipment are also classified as operating leases.

     Future minimum payments, by year and in the aggregate, under noncancelable capital leases and operating leases with initial or remaining terms of one year or more consist of the following at December 31, 2001:

                                                                                       CAPITAL           OPERATING LEASES
                                                                                       LEASES
                                                                                 --------------------   --------------------
      Year ending December 31:
          2002                                                                   $         41,036              1,301,995
          2003                                                                             41,036              1,012,598
          2004                                                                             41,036                983,213
          2005                                                                             34,196                925,916
          2006                                                                                 --                843,649
          Subsequent years                                                                     --              6,748,940
                                                                                 --------------------   --------------------
                    Total minimum lease payments                                          157,304       $     11,816,311
                                                                                                        ====================
      Amounts representing interest                                                        36,223
                                                                                 --------------------
                    Present value of net minimum payments                                 121,081
      Current portions                                                                     25,627
                                                                                 --------------------
                    Long-term capitalized lease obligation                       $         95,454
                                                                                 ====================


     Rental expense, including contingent rentals of $4,810 in 2001, $116,052 in 2000, and $176,774 in 1999, and net of sublease rentals of $122,921 in 2000 and $78,040 in 1999, for all operating leases was $2,862,803 in 2001, $3,190,125 in 2000, and $3,350,064 in 1999.



                                       45                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


     Leases described in the preceding paragraphs include leases between the Company and an operating company whose principal shareholder was a director and executive officer of the Company. Such amounts totaled $61,586 in 2001, $62,402 in 2000, and $60,512 in 1999. Total future minimum payments under this related party lease amount to $311,464. The Company also has lease agreements with certain other related parties (note 14).

     The Company remains contingently liable for future minimum rental payments totaling $1,926,825 ($610,177 in 2002, $598,511 in 2003, $360,488 in 2004,
     and $357,649 in later years) on sold leasehold interests (note 7) and on subleased and assigned properties and equipment in the event of default by the purchasers, sublessees and/or assignees.

(10) CAPITAL STRUCTURE AND NET INCOME (LOSS) PER SHARE

     PREFERRED STOCK

     In connection with an acquisition in 1997, the Company issued 30,000 shares of Series A (par value $100) preferred stock. The Series A preferred stock was nonvoting and accrued cumulative dividends at the rate of 10% per annum, payable when and to the extent declared by the Company's board of directors. Pursuant to a settlement agreement finalized in 2000, all of the outstanding shares of Series A preferred stock were exchanged for an equal number of shares of Series B (par value $100) preferred stock. The Series B preferred stock is nonvoting and accrues cumulative dividends at the rate of 9.25% per annum, payable when and to the extent declared by the Company's board of directors. All accrued but unpaid dividends of the Series B preferred stock must be paid in full before any cash dividend may be declared on the Company's common stock. As of December 31, 2001, there was $92,500 of cumulative preferred dividends in arrears.

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



                                       46                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


     NET INCOME (LOSS) PER SHARE

     The following tables set forth the computations of basic and diluted income
     (loss) per common share for the years ended December 31, 2001, 2000, and 1999:

                                                         2001
      ----------------------------------------------------------------------------------------------------------------------
                                                               CONTINUING           DISCONTINUED             NET LOSS
                                                               OPERATIONS            OPERATIONS
                                                           -------------------   --------------------   --------------------
      Basic and diluted:
          Numerator:
            Loss                                           $    (11,748,017)           (2,675,406)           (14,423,423)
              Less preferred stock dividends                       (277,500)                   --               (277,500)
                                                           -------------------   --------------------   --------------------
                    Numerator for per common share
                      amounts (basic and diluted)          $    (12,025,517)           (2,675,406)           (14,700,923)
                                                           ===================   ====================   ====================
          Denominator for per common share
            amounts (basic and diluted):
              Actual weighted average shares
                outstanding                                       2,016,672             2,016,672              2,016,672
                                                           ===================   ====================   ====================
          Loss per common share (basic and diluted)        $         (5.96)                (1.33)                 (7.29)
                                                           ===================   ====================   ====================



                                                        2000
      ----------------------------------------------------------------------------------------------------------------------
                                                               CONTINUING           DISCONTINUED             NET LOSS
                                                               OPERATIONS            OPERATIONS
                                                           -------------------   --------------------   --------------------
      Basic and diluted:
          Numerator:
            Loss                                           $     (7,666,973)             (606,148)            (8,273,121)
              Less preferred stock dividends                       (277,500)                   --               (277,500)
                                                           -------------------   --------------------   --------------------
                    Numerator for per common share
                      amounts (basic and diluted)          $     (7,944,473)             (606,148)            (8,550,621)
                                                           ===================   ====================   ====================
          Denominator for per common share
            amounts (basic and diluted):
              Actual weighted average shares
                outstanding                                       2,022,946             2,022,946              2,022,946
                                                           ===================   ====================   ====================
          Loss per common share (basic and diluted)        $         (3.93)                (0.30)                 (4.23)
                                                           ===================   ====================   ====================

                                       47                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


                                                        1999
      ----------------------------------------------------------------------------------------------------------------------
                                                               CONTINUING           DISCONTINUED            NET INCOME
                                                               OPERATIONS            OPERATIONS
                                                           -------------------   --------------------   --------------------
      Basic:
          Numerator:
            Income                                         $       1,392,049               276,908              1,668,957
              Less preferred stock dividends                       (300,000)                   --               (300,000)
                                                           -------------------   --------------------   --------------------
                    Numerator for basic per common
                      share amounts                        $      1,092,049               276,908              1,368,957
                                                           ===================   ====================   ====================
          Denominator for basic per common share amounts:
              Actual weighted average shares
                outstanding                                       1,983,114             1,983,114              1,983,114
                                                           ===================   ====================   ====================
          Basic income per common share                    $           0.55                 0.14                    0.69
                                                           ===================   ====================   ====================
      Diluted:
          Numerator:
            Numerator for basic per common share
              amounts                                      $      1,092,049               276,908              1,368,957
            Add back preferred stock dividends
              (assumed converted)                                   300,000                    --                300,000
            Add back debenture interest, net of tax
              (assumed converted)                                   248,000                    --                248,000
                                                           -------------------   --------------------   --------------------
                    Numerator for diluted per common
                      share amounts                        $      1,640,049               276,908              1,916,957
                                                           ===================   ====================   ====================
      Denominator:
          Actual weighted average shares outstanding              1,983,114             1,983,114              1,983,114
          Effect of dilutive securities:
            Preferred stock                                         558,423               558,423                558,423
            Convertible debentures                                  555,555               555,555                555,555
            Outstanding stock options                                30,189                30,189                 30,189
                                                           -------------------   --------------------   --------------------
                    Denominator for diluted per
                      common share amounts                        3,127,281             3,127,281              3,127,281
                                                           ===================   ====================   ====================
          Diluted income per common share                  $           0.52                 0.09                    0.61
                                                           ===================   ====================   ====================

                                       48                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000



     The assumed conversion of the convertible preferred stock, convertible debentures, and in-the-money stock options was excluded from the computation of the diluted per common share computations in 2001 and 2000 because the effect would be antidilutive.

(11) OTHER EXPENSE

     During the fourth quarter of 2000, the employment of an executive officer and certain other officers and employees of the Company terminated. The Company recognized severance and other one-time costs relating to such terminations of $207,000 in 2000.

(12) INCOME TAXES

     Total income tax expense (benefit), principally Federal and all deferred, recognized differs from the amount computed by applying the U.S. Federal income tax rate of 34% to pretax income (loss) before discontinued operations as a result of the following:

                                                                  2001                  2000                   1999
                                                           -------------------   --------------------   --------------------
      Computed "expected" tax expense (benefit)            $     (3,994,000)           (1,635,000)               772,000
      Increase (reduction) in income taxes resulting
          from:
            State taxes, net of Federal tax effect                 (470,000)             (192,000)                91,000
            Increase in valuation allowance for
              deferred tax assets                                 5,481,000             4,845,000                 65,000
            Portion of valuation allowance increase
              attributable to discontinued operations            (1,017,000)             (230,000)                    --
            Other                                                        --                71,328                (48,000)
                                                           -------------------   --------------------   --------------------
                                                           $             --             2,859,328                880,000
                                                           ===================   ====================   ====================

     At December 31, 2001, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $16.6 million which are available to offset future taxable income, if any, and expire at dates from 2006 through 2021.

                                       49                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2001 and 2000 are presented below:


                                                                                       2001                   2000
                                                                                -------------------    -------------------
      Deferred tax assets:
          Notes and accounts receivable allowances                              $        430,000                128,000
          Asset impairment allowances                                                  2,405,000                890,000
          Net operating loss and AMT carryforwards                                     5,836,000              3,536,000
          Partnership basis differences                                                  660,000                650,000
          Effect of state income taxes                                                 1,060,000                523,000
          Other                                                                          442,000                 45,000
                                                                                -------------------    -------------------
                    Total deferred tax assets                                         10,833,000              5,772,000
          Less valuation allowance                                                   (10,453,000)            (4,972,000)
                                                                                -------------------    -------------------
                    Deferred tax assets                                                  380,000                800,000
      Deferred tax liabilities - Acquired property and equipment basis
          differences                                                                   (380,000)              (800,000)
                                                                                -------------------    -------------------
                    Net deferred tax assets                                     $             --                     --
                                                                                ===================    ===================


     The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was $10,453,000 and $4,972,000, respectively. The net change in the total valuation allowance for the year ended December 31, 2001 was an increase of $5,481,000, for the year ended December 31, 2000 was an increase of $4,845,000, and for the year ended December 31, 1999 an increase of $65,000.

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

                                       50                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


     The granted stock option activity is as follows:

                                                                                                         WEIGHTED AVERAGE
                                                                                  NUMBER OF SHARES        EXERCISE PRICE
                                                                                 --------------------   --------------------
      Balance December 31, 1998                                                           296,000       $        5.91
      Granted in 1999                                                                      93,000                5.26
      Exercised in 1999                                                                   (26,000)               3.89
      Forfeited in 1999                                                                   (52,000)               6.59
                                                                                 --------------------   --------------------
      Balance December 31, 1999                                                           311,000                5.77
      Granted in 2000                                                                     118,000                4.95
      Exercised in 2000                                                                        --                 --
      Forfeited in 2000                                                                   (81,000)               6.04
                                                                                 --------------------   --------------------
      Balance December 31, 2000                                                           348,000                5.43
      Granted in 2001                                                                          --                 --
      Exercised in 2001                                                                        --                 --
      Forfeited in 2001                                                                   (38,000)               5.53
                                                                                 --------------------   --------------------
      Balance December 31, 2001                                                           310,000       $        5.42
                                                                                 ====================   ====================


     The  following  table  summarizes   information  concerning  stock  options
     outstanding as of December 31, 2001:

                                                   OUTSTANDING                                    EXERCISABLE
                              ------------------------------------------------------   -----------------------------------
              RANGE OF                              WEIGHTED           WEIGHTED                              WEIGHTED
              EXERCISE                               AVERAGE            AVERAGE                               AVERAGE
               PRICES             SHARES         REMAINING LIFE     EXERCISE PRICE         SHARES         EXERCISE PRICE
       -------------------    ---------------    ----------------   ----------------   ----------------   ----------------
       $   3.44                         60,000      4.3 years       $        3.44                60,000   $        3.44
           4.31 - 6.13                  25,000      6.0 years                5.17                23,333            5.23
           6.88                         45,000      6.5 years                6.88                45,000            6.88
           7.37                         51,000      7.5 years                7.37                51,000            7.37
           5.25                         57,000      8.4 years                5.25                57,000            5.25
           5.00                         72,000      8.4 years                5.00                48,000            5.00
                              ----------------                       ----------------   ----------------   ----------------
                                       310,000                       $       5.42               284,333   $        5.46
                              ================                       ================   ================   ================


     No compensation expense has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value methodology prescribed under SFAS No. 123, the Company's net loss would have been increased by approximately $117,000 or approximately $0.06 per common share (basic and diluted) in

                                       51                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


     2001, and $168,000 or approximately $0.08 per common share (basic and diluted) in 2000 and the Company's net income would have been reduced by approximately $113,000 or approximately $0.06 per common share (basic) and $0.04 per common share (diluted) in 1999. The effects of either recognizing or disclosing compensation cost under SFAS No. 123 may not be representative of the effects on reported net income for future years. The fair value of options granted during 2000 and 1999 is estimated as $1.57 per share, and $1.65 per share, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility 20%, risk-free interest rate of 6.0%, and an expected life of five years.

(14) RELATED PARTY TRANSACTIONS

     The Company acted as administrator and was a beneficiary of the Days Inns of America, Inc. (Days Inns) Chapter 11 bankruptcy. The Company also acted as trustee for the Days Inns Creditors' Trust. The Company was reimbursed $100,000 in 2001, 2000, and 1999 for expenses incurred related to the Creditors' Trust. Other operating and administrative expenses in the accompanying 2001, 2000, and 1999 consolidated statements of income are presented net of such amounts.

     Other notes receivable (note 5) at December 31, 2000 includes $72,316 due from a former officer and director of the Company. Such note bore interest at 10% and was fully repaid in March 2001.

     The convertible debentures (notes 8 and 10) were issued to investment funds managed by a subsidiary of Bay Harbour Management, formerly known as Tower Investment Group, Inc. (Bay Harbour). Bay Harbour owns or controls approximately 32.6% of the Company's outstanding common stock. An executive officer of Bay Harbour is on the Company's board of directors.

     A director of the Company is a principal in a hotel brokerage company. Such company acted as the broker in the sales of hotels in which the Company owned or held an interest and received aggregate commissions of $403,250 in 2001, $210,875 in 2000, and $63,000 in 1999 in connection therewith.

     In conjunction with various agreements with Marion and Cass St. Corporation (Cassland), owned by a significant shareholder, the Company was required to advance a total of $135,000 per hotel property constructed by Cassland. The Company then operates the properties under operating leases. As of December 31, 2001, the Company had net advances to Cassland of $684,082. These advances are recorded as notes receivable with interest accruing at a rate of 8% per annum. Hotel operations expense in 2001, 2000, and 1999 includes rent expense of $463,114, $374,642, and $220,049, respectively, to Cassland.

(15) LITIGATION

     In April 2001, nine management contracts relating to hotels owned by affiliates of Quality Lodging LLC were purportedly terminated by the hotel owners. The Company is contesting the validity of such terminations and is seeking to recover damages through arbitration and litigation. The defendants have alleged certain counterclaims and presently the outcome of the dispute is uncertain. Discontinued operations' loss from operations of hotel management segment in 2001 includes charges of approximately $1.1 million relating to the termination of these contracts.


                                       52                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(16) OPERATING SEGMENTS AND DISCONTINUED OPERATIONS

     The Company conducted recurring operations in three segments of the limited-service hotel industry - hotel franchising, hotel management, and hotel operations. The Company generates additional revenues and results of operations from hotel development activities.

     Hotel franchising involves the selling and servicing of rights and licenses comprising the Country Hearth Inn lodging system. Revenues include initial fees and continuing royalty, marketing and reservation fees from Company owned and leased hotels and from unaffiliated customers. Continuing fees are based on each franchised hotel's room revenues.

     Hotel management involved the oversight of day-to-day hotel operations and accounting for limited-service and some full-service hotels. Revenues included continuing fees from Company owned and leased hotels and from unaffiliated customers. Continuing fees were based on each managed hotel's revenues.

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

     Franchise and management fees were charged to Company owned and leased hotels at the same rates as charged to unaffiliated customers and were eliminated in consolidation.

     During the fourth quarter of 2001, the Company adopted a plan to discontinue its hotel management activities. The Company terminated its management contracts relating to hotels owned by third parties and entered into management contracts with an unrelated company for the management of Company owned and leased hotels. The Company continues to perform certain accounting functions relating to these hotels and anticipates that all such activities will be discontinued during the second quarter of 2002. Remaining assets of the discontinued segment are not significant. Remaining liabilities of the discontinued segment primarily consist of lease obligations and severance. The estimated costs associated with such obligations have been accrued and are included in the 2001 estimated loss on disposal of hotel management segment.


                                       53                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


     Condensed operating results, assets, and notes payable related to each segment as of and for the years ended December 31, 2001, 2000, and 1999 are presented below. Segment assets and notes payable exclude intercompany balances which eliminate in consolidation. No specific assets or notes payable relate to development activities and such activities are generally conducted by corporate personnel on a nonrecurring basis. Thus, development results are included with corporate results. Assets of hotel operations and the related notes payable are reflected in the hotel operations segment through the date of sale. Net gains (losses) from such sales are reflected in the development and corporate segment. Capital expenditures in 2001, 2000, and 1999 amounted to $553,010, $3,430,915, and $2,990,276, respectively, and principally related to hotel operations. Income tax expense (benefit) is not allocated to the various segments.

                                                                                 2001
                                         ----------------------------------------------------------------------------------
                                                                             DEVELOPMENT
                                               HOTEL           HOTEL             AND
                                            OPERATIONS      FRANCHISING       CORPORATE      ELIMINATIONS     CONSOLIDATED
                                         ---------------    -------------    -------------   -------------    -------------
     Revenues                            $  17,517,237         1,975,271          172,574        (739,080)      18,926,002
     Expenses                               14,039,076         1,122,255        1,924,470        (739,080)      16,346,721
                                         ---------------    -------------    -------------                    -------------
           EBITDAR*                          3,478,161           853,016       (1,751,896)                       2,579,281
     Rent                                    2,621,336                --               --                        2,621,336
     Depreciation and amortization             686,060           126,000           24,000                          836,060
     Property losses**                              --                --        8,035,699                        8,035,699
     Interest                                2,174,035                --          660,168                        2,834,203
                                         ---------------    -------------    -------------                    -------------
           (Loss) income before income
             taxes                       $  (2,003,270)          727,016      (10,471,763)                    (11,748,017)
                                         ===============    =============    =============                    =============
     Assets***                           $  22,023,869         1,530,396        4,800,338                       28,354,603
                                         ===============    =============    =============                    =============
     Notes payable                       $  17,630,216                          7,135,168                       24,765,384
                                         ===============                     =============                    =============


                                                                                 2000
                                         ----------------------------------------------------------------------------------
                                                                            DEVELOPMENT
                                               HOTEL           HOTEL            AND
                                            OPERATIONS      FRANCHISING      CORPORATE       ELIMINATIONS    CONSOLIDATED
                                         ---------------    -------------    -------------   -------------    -------------
     Revenues                            $  23,717,220         1,784,142       1,065,673         (911,572)      25,655,463
     Expenses                               18,785,484         1,233,379       1,847,550         (911,572)      20,954,841
                                         ---------------    -------------    -------------                    -------------
           EBITDAR*                          4,931,736           550,763        (781,877)                        4,700,622

     Rent                                    2,601,020                --              --                         2,601,020
     Depreciation and amortization           1,457,648           126,000          24,000                         1,607,648
     Provision for impairment                       --                --       2,300,000                         2,300,000
     Interest                                2,390,021                --         609,578                         2,999,599
                                         ---------------    -------------    -------------                    -------------
           (Loss) income before income
             taxes                       $  (1,516,953)          424,763      (3,715,455)                       (4,807,645)
                                         ===============    =============    =============                    =============
     Assets***                           $  44,556,598         1,205,057       5,852,584                        51,614,239
                                         ===============    =============    =============                    =============
     Notes payable                       $  28,059,175                         7,097,546                        35,156,721
                                         ===============                     =============                    =============


                                       54                            (Continued)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000



                                                                                 1999
                                         ----------------------------------------------------------------------------------
                                                                            DEVELOPMENT
                                               HOTEL           HOTEL            AND
                                            OPERATIONS      FRANCHISING      CORPORATE       ELIMINATIONS    CONSOLIDATED
                                         ---------------    -------------    -------------   -------------    -------------
      Revenues                            $  25,886,594        2,141,373        4,121,761        (809,624)      31,340,104
      Expenses                               18,770,851        1,120,353        1,702,913        (809,624)      20,784,493
                                         ---------------    -------------    -------------                    -------------
            EBITDAR*                          7,115,743        1,021,020        2,418,848                       10,555,611

      Rent                                    2,858,378               --               --                        2,858,378
      Depreciation and amortization           1,620,372          120,000           12,000                        1,752,372
      Provision for impairment                       --               --          373,529                          373,529
      Interest                                2,599,222               --          700,061                        3,299,283
                                         ---------------    -------------    -------------                    -------------
            Income before income taxes    $      37,771          901,020        1,333,258                        2,272,049
                                         ===============    =============    =============                    =============
      Assets***                           $  45,934,343        1,424,376        9,669,756                       57,028,475
                                         ===============    =============    =============                    =============
      Notes payable                       $  26,083,007                         6,696,335                       32,779,342
                                         ===============                     =============                    =============

     *Earnings before interest, taxes, depreciation, amortization, and rent.

     **Property losses includes provisions for impairment and losses on property sales and lease terminations.

     ***Excludes hotel management segment.




                                       55
1457938v1

SUPPLEMENTARY FINANCIAL INFORMATION

Selected Quarterly Financial Data

     The following selected quarterly financial data was derived from the unaudited condensed consolidated financial statements of Buckhead America Corporation and subsidiaries included in the Company's Form 10-Q's for the quarterly periods ended March 31, June 30, and September 30, 2001 and from the audited consolidated financial statements for the years ended December 31, 2001 and 2000 which are included herein. The selected quarterly financial data should be read in conjunction with such consolidated financial statements, including the notes to those financial statements, which are incorporated by reference herein.


                                                                                         2001
                                                             ----------------------------------------------------------
                                                               First Qtr      Second Qtr       Third Qtr    Fourth Qtr
                                                             -------------  --------------  -------------  ------------

Total revenues (excluding discontinued operations)           $ 4,737,712      5,505,070       5,442,996      3,240,224

EBITDAR* (excluding discontinued operations)                     570,432      1,399,746       1,331,659       (722,556)

Net income (loss)                                             (1,382,541)      (434,732)      (450,508)    (12,155,642)

Net income (loss) per common share - diluted                     (0.72)         (0.25)          (0.26)        (6.06)



                                                                                         2000
                                                             ----------------------------------------------------------
                                                               First Qtr      Second Qtr       Third Qtr    Fourth Qtr
                                                             -------------  --------------  -------------  ------------

Total revenues (excluding discontinued operations)           $ 6,338,273      6,732,684       7,489,719      5,094,787

EBITDAR* (excluding discontinued operations)                   1,481,893      1,817,532       1,937,287       (536,090)

Net income (loss)                                               (232,215)        10,888          19,511     (8,071,305)

Net income (loss) per common share - diluted                     (0.15)         (0.03)          (0.03)         (4.02)


     *    Earnings before interest, taxes, depreciation, amortization, and rent


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     All information required by PART III (ITEMS 10, 11, 12, AND 13) is incorporated by reference to the Company's definitive proxy statement relating to the 2002 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

     (1) Financial Statements

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income (Loss) for the Years ended December
           31, 2001, 2000, and 1999
         Consolidated   Statements   of   Shareholders'   Equity  (Deficit)  and
           Comprehensive Income (Loss) for the Years ended December 31, 2001, 2000, and 1999
         Consolidated Statements of Cash Flows for the Years ended December 31,
           2001,   2000,  and  1999
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

2.4 Post Closing Amendment to Agreement of Merger, dated as of May 31, 2000 among the Company, BLM-RH, Inc., Hatfield Inns, LLC, Guy Hatfield, Dorothy Hatfield, and Hatfield Inn Advisors, LLC. (Incorporated by reference to Exhibit 2.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

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

4.3 Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Registrant. (Incorporated by reference to Exhibit 4(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

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

10.9      Ronald L. Devine Termination Agreement.  (Incorporated by reference to
          Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

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

------------------
    *   Filed herewith



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

(Registrant)                          BUCKHEAD AMERICA CORPORATION

By: (Signature and Title):             /s/ Douglas C. Collins                      /s/ Robert B. Lee
                                      ---------------------------------           ----------------------------------------
                                      Douglas C. Collins                          Robert B. Lee
                                      President &                                 Senior Vice President & Chief
                                      Chief Executive Officer                     Financial & Accounting Officer

Date:                                 March 29 , 2002                             March 29, 2002
                                      ---------------------------------           -----------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title)                     Date

 /s/ Douglas C. Collins                       March  29, 2002
-------------------------------               --------------------
Douglas C. Collins
Director

                                              March  29, 2002
-------------------------------               ---------------------
David C. Glickman
Director

 /s/ Robert B. Lee                            March  29, 2002
-------------------------------               --------------------
Robert B. Lee
Director

 /s/ David B. Mumford                         March  29, 2002
-------------------------------               ---------------------
David B. Mumford
Director

 /s/ William K. Stern                         March  29, 2002
-------------------------------               ---------------------
William K. Stern
Director

 /s/ Steven A. Van Dyke                       March  29, 2002
-------------------------------               ---------------------
Steven A. Van Dyke
Director



                                       62

1457946v1