Form 10-Q
period 2002-03-31
BUCKHEAD AMERICA CORP
filed 2002-05-15
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended MARCH 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________


     Commission file number 0-22132


                          BUCKHEAD AMERICA CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       58-2023732
-------------------------------               ----------------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)

      7000 CENTRAL PARKWAY, SUITE 850, ATLANTA, GEORGIA            30328
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares  outstanding of each of the issuer's  classes
of  common  stock,  as  of  the  latest   practicable   date:   April  30,  2002


           Common stock, par value $.01 - 2,015,885 shares outstanding

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Financial Statements

                             March 31, 2002 and 2001

                                   (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001
                                   (Unaudited)

                                                                                     March 31,             December 31,
                                            Assets                                      2002                   2001
                                                                                  ---------------         -------------

  Current assets:
     Cash and cash equivalents, including restricted cash of
      $107,172 at March 31, 2002 and $329,479 at December 31, 2001                  $     361,244         $     625,005
     Investment securities, including restricted securities of
      $171,686 at March 31, 2002 and $168,259 at December 31, 2001                        195,657               190,678
     Accounts receivable, net                                                             888,882             1,013,534
     Current portions of notes receivable, net                                            325,278               676,017
     Property, equipment, and leasehold interests held for sale, net                    4,332,580            10,539,253
     Other current assets                                                                 369,163               289,438
                                                                                    -------------           -----------
                    Total current assets                                                6,472,804            13,333,925

  Noncurrent portions of notes receivable, net                                          3,831,187             3,871,373
  Property, equipment, and leasehold interests held for sale, net                       9,433,361             9,415,229
  Other property and equipment, at cost, net                                              963,640               966,640
  Deferred costs                                                                        1,096,309             1,149,831
                                                                                    -------------           -----------
                                                                                   $   21,797,301         $  28,736,998
                                                                                    =============           ===========

                             Liabilities and Shareholders' Equity

  Current liabilities:
     Accounts payable                                                              $    1,091,489         $   1,250,123
     Accrued expenses                                                                   1,860,027             2,514,933
     Current portions of notes payable                                                 10,173,919            15,227,767
                                                                                    -------------           -----------
                    Total current liabilities                                          13,125,435            18,992,823

  Noncurrent portions of notes payable                                                  9,319,074             9,537,617
  Other liabilities                                                                       286,556               289,551
                                                                                    -------------           -----------
                    Total liabilities                                                  22,731,065            28,819,991
                                                                                    -------------           -----------

  Minority interests                                                                      347,784               587,520

  Shareholders' equity:
     Series B preferred stock; par value $100; 200,000 shares
        authorized; 30,000 shares issued and outstanding                                3,000,000             3,000,000
     Common stock; $.01 par value; 5,000,000 shares authorized;
        2,113,881 shares issued and 2,015,885 outstanding                                  21,139                21,139
     Additional paid-in capital                                                         7,897,530             7,897,530
     (Accumulated deficit) retained earnings                                          (11,512,900)          (10,901,865)
     Treasury stock, 97,996 common shares                                                (687,317)             (687,317)
                                                                                    -------------           -----------
                    Total shareholders' equity                                         (1,281,548)             (670,513)
                                                                                    -------------           -----------

                                                                                   $   21,797,301         $  28,736,998
                                                                                    =============           ===========

  See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                    Condensed Consolidated Statements of Loss
                   Three Months ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                       2002                  2001
                                                                --------------       ---------------
  Revenues:
      Hotel revenues                                            $   2,114,660        $    4,276,775
      Franchise fees and other income                                 321,594               340,448
      Investment income                                               119,184               120,489
                                                                  -----------           -----------
              Total revenues                                        2,555,438             4,737,712
                                                                  -----------           -----------
  Expenses:
      Hotel operations                                              1,930,348             3,643,604
      Other operating and administrative                              427,228               523,676
      Leasehold rent                                                  256,979               639,240
      Depreciation and amortization                                    34,500               248,074
      Interest                                                        494,293               810,613
                                                                  -----------           -----------
              Total expenses                                        3,143,348             5,865,207
                                                                  -----------           -----------

              Loss from continuing operations
                 before income taxes                                 (587,910)           (1,127,495)

  Provision for income taxes                                             -                     -
                                                                  -----------           -----------
               Loss from continuing operations                  $    (587,910)       $   (1,127,495)
                                                                  -----------           -----------
  Discontinued operations:
      Loss from operations of hotel management segment                   -                 (255,046)
                                                                  -----------           -----------
              Net loss                                          $    (587,910)       $   (1,382,541)
                                                                  ===========           ===========


  Net loss per common share:
      Basic:
           Continuing operations                                $       (0.33)       $        (0.59)
           Discontinued operations                                       -                    (0.13)
                                                                  -----------           -----------
              Net loss                                          $       (0.33)       $        (0.72)
                                                                  ===========           ===========

      Diluted:
           Continuing operations                                $       (0.33)       $        (0.59)
           Discontinued operations                                       -                    (0.13)
                                                                  -----------           ------------
              Net loss                                          $       (0.33)       $         (0.72)
                                                                  ===========           ============


  Weighted average number of shares used to
     calculate net loss per common share:
      Basic                                                         2,015,885             2,019,033
                                                                  ===========           ===========

      Diluted                                                       2,015,885             2,019,033
                                                                  ===========           ===========


  See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                             2002                  2001
                                                                                     --------------        --------------
  Cash flows from operating activities:
      Loss from continuing operations                                                $    (587,910)        $  (1,127,495)
      Adjustments to reconcile loss from continuing operations
        to net cash used in continuing operating activities:
         Depreciation and amortization                                                      34,500               248,074
         Minority interest in loss                                                         (52,577)              (96,306)
         Decrease (increase) in accounts receivable                                        124,652              (330,863)
         (Decrease) increase in accounts payable and accrued expenses                     (374,219)              333,297
         Other, net                                                                        (65,677)               57,383
                                                                                      -------------          ------------
              Net cash used in continuing operating activities                            (921,231)             (915,910)
                                                                                      -------------          ------------
      Net cash used in discontinued operations                                            (390,242)             (212,739)
                                                                                      -------------          ------------

              Net cash used in operations                                               (1,311,473)           (1,128,649)
                                                                                      -------------          ------------

  Cash flows from investing activities:
      Principal receipts on notes receivable                                               435,925               392,696
      Originations of notes receivable                                                     (45,000)              (95,000)
      Capital expenditures                                                                 (18,132)              (96,455)
      Proceeds from property and leasehold interest sales, net                           1,171,223               800,782
                                                                                      -------------          ------------
              Net cash provided by investing activities                                  1,544,016             1,002,023
                                                                                      -------------          ------------

  Cash flows from financing activities:
      Repayments of notes payable                                                         (470,147)             (155,033)
      Proceeds from notes payable                                                             -                  240,000
      Distributions to minority interest partners                                           (3,032)              (21,584)
      Other, net                                                                           (23,125)              (38,270)
                                                                                      -------------          ------------
              Net cash (used in) provided by financing activities                         (496,304)               25,113
                                                                                      -------------          ------------

  Net decrease in cash and cash equivalents                                               (263,761)             (101,513)

  Cash and cash equivalents at beginning of period                                         625,005             1,345,671
                                                                                     --------------          ------------

  Cash and cash equivalents at end of period                                         $     361,244         $   1,244,158
                                                                                     ==============          ============




  See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                             March 31, 2002 and 2001
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year or any other interim period. For further information, see the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2001.

(2)  Comprehensive Loss

     Comprehensive loss for the three months ended March 31, 2002 and 2001 was $587,910 and $1,406,648, respectively.

(3)  Segment Information

     Condensed operating results for each Company segment for the three months ended March 31, 2002 and 2001 is presented below:



                                                                     Three months ended March 31, 2002
       -----------------------------------------------------------------------------------------------------------------------------
                                          Hotel                            Development
                                         Operations       Franchising      & Corporate        Eliminations          Consolidated
                                     ---------------    ---------------  ----------------   ----------------     -------------------
       Revenues                      $   2,114,660           408,950          137,652           (105,824)        $    2,555,438
       Expenses                          1,990,777           208,471          264,152           (105,824)             2,357,576
                                     ---------------    ---------------  ----------------                        -------------------

          EBITDAR*                         123,883           200,479         (126,500)                                  197,862

       Rent                                256,979                                                                      256,979
       Depreciation                              -            31,500            3,000                                    34,500
       Interest                            339,923                 -          154,370                                   494,293
                                     ---------------    ---------------  ----------------                        -------------------

       Income (loss) before
          income taxes               $    (473,019)          168,979         (283,870)                           $     (587,910)
                                     ===============    ===============  ================                        ===================

                                                                     Three months ended March 31, 2001
       -----------------------------------------------------------------------------------------------------------------------------
                                          Hotel                            Development
                                         Operations       Franchising      & Corporate        Eliminations          Consolidated
                                     ---------------    ---------------  ----------------   ----------------     -------------------
       Revenues                      $   4,276,775           505,558          121,195           (165,816)        $    4,737,712
       Expenses                          3,745,009           300,662          287,425           (165,816)             4,167,280
                                     ---------------    ---------------  ----------------                        -------------------

          EBITDAR*                         531,766           204,896         (166,230)                                  570,432

       Rent                                639,240                                                                      639,240
       Depreciation                        210,574            31,500            6,000                                   248,074
       Interest                            646,215                 -          164,398                                   810,613
                                     ---------------    ---------------  ----------------                        -------------------

       Income (loss) before
          income taxes               $    (964,263)          173,396         (336,628)                           $   (1,127,495)
                                     ===============    ===============  ================                        ===================

     * Earnings before interest, taxes, depreciation, amortization and rent

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition.

The Company experienced negative cash flow from operations of approximately $1.3 million during the first quarter of 2002, including approximately $390,000 relating to the Company's discontinued hotel management segment. The Company also repaid approximately $470,000 of debt obligations. Cash inflows of approximately $436,000 resulted from principal receipts on notes receivable and nearly $1.2 million from the sale of hotel properties after the repayment of approximately $4.8 million of related mortgage obligations The combined effect of these and other activities resulted in a decrease in cash of approximately $264,000 from December 31, 2001. The Company's hotel operations are highly seasonal. Historically, the Company's hotel revenues and operating profits have been stronger during the second and third quarters as opposed to the first and fourth quarters. Management expects this trend to continue and believes that additional cash will be generated from second and third quarter operations and from additional sales of hotel properties.

As of December 31, 2001 the Company had 15 owned or leased properties classified as held for sale. Three of these properties were sold during the first quarter of 2002 and three others are presently under contract for sale. Further, three long-term hotel leases were terminated. Management is also evaluating other hotel properties for their potential for sale and the resulting impact on the Company.

The phase-out of the Company's hotel management segment has continued as planned and management expects completion during the second quarter of 2002.

Liquidity and Capital Resources

The Company has suspended payment of preferred stock dividends and has negotiated deferrals of certain note payable obligations. The Company has significantly reduced personnel and implemented a salary deferral program. Certain other overhead costs have been reduced or eliminated. The combination of these and the previously discussed actions are expected to reduce the Company's negative cash flow from operations to an amount which management expects could be funded from continued property sales and other sources.

The Company is presently in default on certain of its note payable obligations. Management is presently conducting negotiations with certain of its creditors regarding the modification of repayment terms. If such negotiations are not successful, the Company will most likely not be able to satisfy all its obligations as they become due.

Management is also exploring sources of liquidity other than those described above, including the sale or financing of some of its other assets. No assurance can be given that any of the previously described activities will be successful. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Material Changes in Results of Operations

The decline in hotel revenues is principally attributable to the 2001 and 2002 property sales. Same hotel revenues in the aggregate declined slightly from the same period in 2001 which continues to reflect the weakened economic conditions affecting the hospitality industry. The property sales and revenue declines resulted in reduced earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") from the hotel operations segment from $531,766 in the first quarter of 2001 to $123,883 in the current quarter. However, negotiated rent abatements relating to terminated leases and the elimination of depreciation expense relating to properties held for sale resuled in a reduction of the first quarter hotel operations segment loss of nearly $500,000.

Management expects continued reductions in hotel revenues, EBITDAR, and segment losses as additional properties are sold and leases terminated.

Hotel franchising EBITDAR and income before income taxes in the first quarter of 2002 were comparable to 2001. This resulted from an approximate $100,000 reduction in both revenues and expenses. The expense reductions resulted from the previously discussed overall cost reduction plans. A significant portion of the revenue change is attributable to a reduction in initial fees which relates to the timing of sales. In addition, fees from Company owned and leased properties decreased approximately $60,000. The percentage of total fees generated from third parties increased from 67% in 2001 to 74% in 2002. Management expects this trend to continue.

Net losses of approximately $1.9 million resulting from first quarter 2002 hotel property sales were charged to previously established impairment allowances and therefore had no impact on 2002 net loss. Net losses of approximately $506,000 resulting from first quarter 2001 hotel property sales were charged to previously established impairment allowances and therefore had no impact on 2001 net loss.

Corporate EBITDAR loss and net loss before income taxes decreased approximately $40,000 and $50,000, respectively from the first quarter of 2001. This is primarily attributable to expense reductions which were offset somewhat by increased professional fees. Management expects this may continue.

The Company files income tax returns and recognizes income tax expense (benefit) on an annual calendar basis.. In the fourth quarter of 2000, management elected to establish a valuation allowance for the full amount of the Company's deferred tax assets. Consequently, no deferred tax benefit has been recognized in 2001 or 2002.


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

The Company is subject to a number of risks, including the general risks of investing in real estate, the illiquidity of real estate, environmental risks, possible uninsured or under insured losses, fluctuations in property taxes, hotel operating risks, the impact of competition, the difficulty of managing growth, seasonality, the risks inherent in operating a hotel franchise business, the risks involved in hotel renovation and construction, and the uncertainty of obtaining additional financing or extensions of existing credit facilities as needed. For a discussion of these and other risk factors, see the "RISK FACTOR" section contained in the Company's Registration Statement on Form S-3 (File No. 333-37691). Also see "Liquidity and Capital Resources" above and "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2002, the Company's obligations included variable rate mortgage notes and a bank note with aggregate principal balances of $1,588,946 which mature at various dates through 2015. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point increase in the prime interest rate would increase the Company's interest expense by approximately $16,000 per year. This risk is somewhat mitigated in that inflationary increases in interest rates would theoretically result in increases in average hotel room rates. Also, significant increases in interest rates would have a dampening effect on additions of competitive hotels in the Company's markets.

At March 31, 2002, the Company's unrestricted investment securities included equity securities valued at $23,971. The Company is exposed to the risk that such securities will become worthless. The Company's restricted investment securities also include equity securities. Such restricted securities comprise the assets of the Company's deferred compensation plan and changes in the value of such securities have no net impact on the Company's earnings.

The ultimate collection of the Company's notes receivable is subject to various credit risks. Net notes receivable at March 31, 2002 amounted to $4,156,465 and consisted of 30 notes, most of which were collateralized by or related to various hotel assets. Additionally, the Company remains contingently liable on three mortgage notes payable on which the Company is guarantor relating to properties sold in 2000 and 2001. The notes' balances at December 31, 2001 were approximately $3.7 million and the notes are due in aggregate monthly installments of $34,318 until 2018. The Company also remains contingently liable for future minimum rental payments totaling approximately $1.9 million on sold leasehold interests and on subleased and assigned properties and equipment in the event of default by the purchasers, sublessees and/or assignees. The collection of such notes receivable and the potential financial exposure for guaranteed note obligations and contingent rents is determined by the ability of other hotel operators to satisfy these obligations. Their ability to satisfy such obligations is subject to many risks, including economic conditions affecting the hotel industry, their ability to effectively manage their hotel assets, new competition, and other factors.

                           PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

As of May 14, 2002, a total of $161,875 of Series B preferred dividends are in arrears.

As of May 14, 2002, a total of $193,570 of accrued interest which was previously due and payable remained unpaid on the Company's convertible debenture notes.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit Index

         Exhibit             Description
         -----------------------------------------------------------------------

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





                                      Buckhead America Corporation
                                          (Registrant)



     May 15, 2002                     /s/ Douglas C. Collins
-----------------------               --------------------------------
          Date                        Douglas C. Collins
                                      President and Chief Executive Officer



     May 15, 2002                     /s/ Robert  B. Lee
------------------------              ---------------------------------
          Date                        Robert B. Lee
                                      Senior Vice President and
                                      Chief Financial and Accounting Officer














                                       12


1471263