Form 10-K/A
period 2001-12-31
BUCKHEAD AMERICA CORP
filed 2002-05-28
CIK 909725

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

  Title of each class                  Name of each exchange on which registered
      None                                         Not Applicable

                    Securities registered pursuant to Section
                               12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [X] Yes           [  ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $932,927 at February 28, 2002. The number of common shares outstanding at February 28, 2002 was 2,015,885 (exclusive of treasury shares).

     In filing the Annual Report on Form 10-K of Buckhead America Corporation ("Buckhead" or the "Company"), the Company anticipated that its Annual Meeting of Stockholders would be held May 23, 2002 and therefore incorporated certain of the information required by Part III by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders. The Company has subsequently delayed the Annual Meeting of Stockholders, and, therefore, the Company's Proxy Statement for the Annual Meeting of Stockholders will not be filed within the 120 day period following the end of the Company's fiscal year ended December 31, 2001. Accordingly, the undersigned registrant hereby amends Part III of its Annual Report on Form 10-K as set forth below:

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers.

     The Company's directors and executive officers and their ages as of May 17, 2002 are as follows:



NAME OF NOMINEE       AGE    POSITION

Douglas C. Collins    49     Chairman of the Board of Directors, President, Chief
                             Executive Officer and Treasurer

Robert B. Lee         47     Senior Vice President, Chief Financial Officer, Secretary
                             and Director

William J. Selesky    38     Chief Operating Officer - The Lodge Keeper Group

David C. Glickman     39     Director

David B. Mumford      43     Director

Steven A. Van Dyke    42     Director


     Douglas C. Collins. Mr. Collins became President and Chief Executive Officer of Buckhead in December 1992, became a director of Buckhead in May 1995 and became Chairman of the Board of Directors in March 1999. Prior to joining Buckhead, Mr. Collins served as President of Days Inns from February 1992 through September 1992 and Director of Days Inns from September 1992 through November 1992. Mr. Collins served as Senior Vice President and Chief Financial Officer of Days Inns from August 1990 through February 1992, after serving as President of Imperial Hotels Corporation, a hotel chain owner and operator, from April 1988 until May 1990. Mr. Collins joined Imperial Hotels Corporation in August, 1980, serving as Vice President of Finance and Development from June 1984 to April 1988.

     Robert B. Lee. Mr. Lee became Secretary of Buckhead in December 1992 and became Vice President and Chief Financial Officer in July 1993. Mr. Lee was named Senior Vice President of Buckhead in May 1996 and became a director in June 1997. Prior to joining Buckhead, Mr. Lee served as the Corporate Controller of Days Inns from October 1990 until December 1992. Prior to that, Mr. Lee functioned in numerous capacities up to senior manager in the accounting and audit practice of KPMG LLP from December 1979 to October 1990.

     William J. Selesky. Mr. Selesky became Chief Operating Officer of The Lodge Keeper Group, the Company's hotel management subsidiary in October 2000. From 1996 to 2000, Mr. Selesky served as an area general manager and regional operations manager for Lodgian, Inc., a hospitality company.

     David C. Glickman. Mr. Glickman became a director of Buckhead in 1999. Mr. Glickman is a principal in Sedgewick Venture Capital, a venture capital and advisory firm. From March 1999 to February 2002, he was a Senior Vice President and Partner of Roulston & Company, a firm which provides financial management services to individuals and institutions, and prior to that he was an Associate Director with Bear Stearns & Co., Inc., an investment banking firm, and had served in that capacity for more than the last five years.

     David B. Mumford. Mr. Mumford became a director of Buckhead in 1999. He is the President of Mumford Company, Inc., a national leader in the brokerage of hotel real estate, and has served in that capacity for more than the last five years.

     Steven A. Van Dyke. Mr. Van Dyke became a director of Buckhead in 1997. Mr. Van Dyke is the President and Chief Executive Officer of Bay Harbour Management, L.C. ("Bay Harbour"), formerly known as Tower Investment Group, Inc. and has served in that capacity for more than the last five years. Bay Harbour is an investment advisor and manages multimillion-dollar private equity and debt funds.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires Buckhead's executive officers and directors and persons who beneficially own more than 10% of Buckhead's stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Buckhead with copies of all Section 16(a) forms they file.

     Based  solely on its review of copies of forms  received  by it pursuant to
Section 16(a) of the Exchange Act, or written representations from certain reporting persons, Buckhead believes that during 2001 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except for Mr. William K. Stern and Mr. Steven A. Van Dyke, each of whom filed one late Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by Buckhead to the Chief Executive Officer, and the other executive officers whose salary and bonus for 2001exceeded $100,000 ("Named Executive Officers") for the years ended December 31, 2001, 2000 and 1999.


                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                                                     SECURITIES
                                                                  ANNUAL            UNDERLYING
                                          YEAR ENDED            COMPENSATION         OPTIONS/           ALL OTHER
       NAME AND PRINCIPAL POSIITON        DECEMBER 31,     SALARY (5)   BONUS(5)      SARs(#)         COMMPENSATION($)
       ---------------------------        ------------     ----------   --------      -------         ----------------

       Douglas C. Collins                     2001        $  300,000     19,944           -          $     7,003(b)
           Chief Executive                    2000           280,000     74,662      20,000                9,133
           Officer                            1999           260,000    158,265      17,000                8,600


       Robert B. Lee                          2001           139,800      5,609           -                6,637(c)
           Chief Financial                    2000           130,500     15,811      13,000                3,292
           Officer                            1999           121,275     39,868      11,000                8,531


       William J. Selesky (a)                 2001            87,500     20,152           -
           Chief Operating                    2000            14,494      2,000       5,000
           Officer - Lodge
           Keeper Group


(a) Mr. Selesky's employment with Buckhead America Corporation began on October 31, 2000.

(b) Employer's portion of 401(k) contribution ($3,825) and non-qualified deferred compensation plan ($3,178).

(c) Employer's portion of 401(k) contribution ($3,109) and non-qualified deferred compensation plan ($3,528).


OPTION GRANTS TABLE

     No common stock options or stock appreciation rights were granted to the named executive officers during the year ended December 31, 2001.

OPTION EXERCISES AND YEAR-END VALUE TABLE

     The following table sets forth the number and year-end value of unexercised options granted to the Named Executive Officers as of December 31, 2001. No options were exercised by the Named Executive Officers during 2001.

                         2001 YEAR-END OPTION VALUES

                         NUMBER OF SHARES OF             VALUE OF UNEXERCISED
                       COMMON STOCK UNDERLYING          IN-THE-MONEY OPTIONS AT
                       UNEXERCISED OPTIONS AT                    YEAR-
                            YEAR-END (#)                      END ($)(1)
                     ----------------------------     --------------------------

NAME                  EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
-------------------- ----------------------------     --------------------------

Douglas C. Collins      101,333         6,667       $        0             0
Robert B. Lee            54,667         4,333                0             0
William J. Selesky        3,333         1,667                0             0


---------------------

(1) Calculated based on the $1.00 closing sale price on The Nasdaq Stock Market of the underlying securities on December 31, 2001

                              EMPLOYMENT AGREEMENTS

     Douglas C. Collins. Buckhead has entered into an employment contract with Mr. Collins for a term which expires in July 2002. If the contract is terminated by Buckhead prior to the end of its term, other than for cause and within twelve months following a change-in-control (generally, acquisition of control of over 50% of the common stock or a change in a majority of the board of directors), Mr. Collins shall be entitled to the greater of his annual salary (as defined) payable through the end of his employment term and one-half of his annual salary for the rest of the year in which such termination occurs. If such event occurred as of January 1, 2002, Mr. Collins would be entitled to a payment of $218,674.

     If Mr. Collins terminates his contract between 90 and 120 days following a change-in-control or within 30 days following any demotion, diminution of responsibility or pay or forced relocation occurring within twelve months of a change-in-control, he shall be entitled to the lesser of his annual salary through the end of his employment term, and one-half of his annual salary for the year in which such termination occurs. If such event occurred as of January 1, 2002, Mr. Collins would be entitled to a payment of $187,435.

     If Mr. Collins' employment is otherwise terminated without cause before the expiration of his employment term, Buckhead must pay him an amount equal to his annual salary for the year in which such termination occurs. If such event occurred as of January 1, 2002, Mr. Collins would be entitled to a payment of $374,869.

     Robert B. Lee. Buckhead has entered into an employment contract with Mr. Lee for a term which expires in July 2002. If the contract is terminated by Buckhead prior to the end of its term, other than for cause and within twelve months following a change-in-control, Mr. Lee shall be entitled to the greater of his annual salary (as defined) payable through the end of his employment term and one-half of his annual salary for the rest of the year in which such termination occurs. If such event occurred as of January 1, 2002, Mr. Lee would be entitled to a payment of $100,494.

     If Mr. Lee terminates his contract between 90 and 120 days following a change-in-control or within 30 days following any demotion, diminution of responsibility or pay or forced relocation occurring within twelve months of a change-in-control, he shall be entitled to the lesser of his annual salary through the end of his employment term, and one-half of his annual salary for the year in which such termination occurs. If such event occurred as of January 1, 2002, Mr. Lee would be entitled to a payment of $86,138.

     If Mr. Lee's employment is otherwise terminated without cause before the expiration of his employment term, Buckhead must pay him an amount equal to his annual salary for the year in which such termination occurs. If such event occurred as of January 1, 2002, Mr. Lee would be entitled to a payment of $172,276.

BENEFIT PLANS

Employee Stock Option Plans

     Buckhead's Employee Stock Option Plans (the "Option Plans") provide for the grant of options to acquire a maximum of 520,000 shares of common stock. As of March 31, 2002, options for 61,333 shares had been exercised under the Option Plans, options for 310,000 shares were outstanding, and 148,667 shares remained available for issuance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information regarding the beneficial ownership of Buckhead's common stock as of March 31, 2002 by: (i) each person or group of affiliated persons known by Buckhead to be the beneficial owner of more than 5% of the outstanding common stock; (ii) the Named Executive Officers who beneficially own shares of Buckhead's common stock; (iii) each director and nominee for director of Buckhead; and (iv) all of Buckhead's executive officers and directors as a group. Except as otherwise indicated in the footnotes to this table, Buckhead believes that the persons named in this table have sole voting and investment power with respect to all the shares of common stock indicated.

                                                            BENEFICIAL OWNERSHIP
         BENEFICIAL OWNER                                   AS OF MARCH 31, 2002
                                                            --------------------
                                                            SHARES   PERCENTAGE
                                                            ------   ----------

         Bay Harbour Management L.C.(1)...............   1,213,502        47.2%
         Patrick W. Hopper, TTEE(2)...................     220,000        10.9%
         Hotel-Motel Management Corporation(3)........     137,700         6.8%
         Leon M. & Marsha C. Wagner(4)................     124,181         6.2%
         NY Motel Enterprises(5)......................     112,821         5.6%
         Douglas C. Collins(6)........................     129,108         6.1%
         Robert B. Lee(7).............................      73,308         3.5%
         William J. Selesky(8)........................       3,333          *
         David C. Glickman(9).........................      14,000          *
         David B. Mumford(10).........................      14,500          *
         William K. Stern(11).........................      62,000         3.0%
         Steven A. Van Dyke(1)........................   1,248,533        48.1%
         All officers, directors and nominees for
         directors as a group (7 persons)(12).........   1,537,774        54.1%

-----------------

* Represents beneficial ownership of less than 1%.

(1) The shares beneficially owned include 657,947 shares held by investment funds for which Bay Harbour Management L.C. ("Bay Harbour"), a registered investment advisor under the Investment Advisors Act of 1940, serves as investment advisor. Also includes an aggregate of 555,555 shares which may be acquired upon conversion of a convertible debenture held by investment funds managed by Bay Harbour. Mr. Steven A. Van Dyke is the majority stockholder, President and Chief Executive Officer of Bay Harbour, and may therefore be deemed to be the beneficial owner of the shares held by Bay Harbour. Mr. Van Dyke directly owns 10,031 shares and has the right to acquire an additional 25,000 shares within 60 days of the date of this proxy statement. The address of Bay Harbour Management L.C., is Suite 270, 777 South Harbour Island Boulevard, Tampa, FL 33602.
(2) The address of Patrick W. Hopper, TTEE is 2624 Pebblegold Avenue, Henderson, Nevada 89074.
(3) The address of Hotel-Motel Management Corporation is 1950 North Park Place, Building 200, Suite 201, Atlanta, GA 30339.

(4) Mr. Wagner holds 111,036 shares directly and Ms. Wagner, his spouse, holds 13,145 shares directly. The address of the Wagners is 8 Lincoln Woods, Purchase, NY 10577
(5) The address of NY Motel Enterprises is 440 West 57th Street, New York, NY 10019.
(6) Includes 7,008 shares beneficially held by DC Hospitality, Inc., which is 85% owned by Mr. Collins and 15% owned by Mr. Lee and 108,000 shares subject to options which are currently exercisable or which become exercisable within 60 days of the date of this proxy statement.
(7) Includes 7,008 shares beneficially held by DC Hospitality, Inc., which is 15% owned by Mr. Lee and 85% owned by Mr. Collins and 59,000 shares subject to options which are either currently exercisable or which become exercisable within 60 days of the date of this proxy statement.
(8) Consists of 3,333 shares subject to options which are either currently exercisable or which become exercisable within 60 days of the date of this proxy statement.

(9) Includes options to purchase 12,000 shares which are either currently exercisable or which become exercisable within 60 days of the date of this proxy statement.
(10) Includes options to purchase 12,000 shares which are either currently exercisable or which become exercisable within 60 days of the date of this proxy statement.
(11) Includes options to purchase 50,000 shares which are either currently exercisable or which become exercisable within 60 days of the date of this proxy statement.
(12) Includes options to purchase 269,333 shares which are currently exercisable or which become exercisable within 60 days of the date of this proxy statement. Also includes shares beneficially owned by Bay Harbour (See Note
     (1)) and DC Hospitality, Inc. (See Note (6)).


 EQUITY COMPENSATION PLAN INFORMATION

     The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through December 31, 2001.


                                                                                                      Number of securities
                                                                                                       remaining available
                                                Number of securities        Weighted-average         for future issuance and
                                                  to be issued upon         exercise price of          equity compensation
                                                     exercise of               outstanding               plans (excluding
                                                outstanding options,            options,               securities reflected
              Plan category                      warrants and rights       warrants and rights            in 1st column)
------------------------------------------      ----------------------     --------------------      -------------------------

Equity  compensation  plans  approved  by
securityholders (1)                                    310,000             $          5.42                   148,667

Equity  compensation  plans not  approved
by securityholders                                       -0-                                                   -0-
                                                ----------------------     --------------------      -------------------------

Total                                                  310,000             $          5.42                   148,667
                                                ======================     ====================      =========================

----------------

(1) Represents options granted under the 1995, 1997, 1998, 1999 and 2000 Employee Stock Option Plans, each of which was approved by shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In connection with the 1997 Lodge Keeper acquisition, Buckhead assumed a lease for office space in Prospect, Ohio. The lease requires annual rent payments of approximately $60,000 through 2006. Members of the immediate family of Mr. Devine, a former executive officer and director of Buckhead, own 50% of the lessor.

     Also in connection with the Lodge Keeper acquisition, Mr. Devine executed a $250,000 note payable to Buckhead for certain inventory and equipment which did not relate to Lodge Keeper's primary business. The note bore interest at 10% and was fully repaid in March, 2001.

     During 2001, 2000 and 1999, Mumford Company, Inc. earned aggregate brokerage commissions of $403,250, $210,875 and $63,000, respectively, relating to Buckhead's sale of hotel properties. Mr. Mumford, a director of Buckhead, is the President of Mumford Company, Inc.

     Buckhead has entered into various hotel lease agreements with an affiliate (the "Lessor") of Hotel-Motel Management Corporation, a former beneficial holder of more than 5 percent of the common stock. As of December 31, 2001, Buckhead had advanced the Lessor a total of $684,082 in lease deposits. Such deposits bear interest at 8%. Buckhead paid rent of $463,114 in 2001, $374,642 in 2000 and $220,049 in 1999 to the Lessor.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BUCKHEAD AMERICA CORPORATION



May 28, 2002                     By: /s/ Robert B. Lee
                                    -----------------------------------------
                                    Robert B. Lee,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

1474255v1