Form 10-Q
period 2002-06-30
BUCKHEAD AMERICA CORP
filed 2002-08-19
CIK 909725

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

                         Commission file number: 0-22132


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

     Indicate the number of shares  outstanding of each of the issuer's  classes
of  common  stock,   as  of  the  latest   practicable   date:   JULY  31,  2002

           Common stock, par value $.01 - 2,015,885 shares outstanding

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                   Condensed Consolidated Financial Statements

                       June 30, 2002 and December 31, 2001

                                      and

                   For the Six Month and Three Month Periods
                          Ended June 30, 2002 and 2001

                                   (Unaudited)

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001
                                   (Unaudited)

                                                                                                June 30,            December 31,
                                           Assets                                                2002                  2001
                                                                                           ----------------      ----------------

  Current assets:
     Cash and cash equivalents, including restricted cash of
      $137,761 at June 30, 2002 and $329,479 at December 31, 2001                          $        313,169               625,005
     Investment securities, including restricted securities of
      $148,270 at June 30, 2002 and $168,259 at December 31, 2001                                   169,783               190,678
     Accounts receivable, net                                                                       708,867             1,013,534
     Current portions of notes receivable, net                                                      336,477               676,017
     Property, equipment, and leasehold interests held for sale, net                              4,108,638            10,539,253
     Deferred costs relating to franchise rights held for sale                                      879,145                     -
     Other current assets                                                                           306,148               289,438
                                                                                           ----------------      ----------------
                    Total current assets                                                          6,822,227            13,333,925

  Noncurrent portions of notes receivable, net                                                    4,638,288             3,871,373
  Property, equipment, and leasehold interests held for sale, net                                 7,307,793             9,415,229
  Other property and equipment, at cost, net                                                        492,646               966,640
  Deferred costs                                                                                     74,582             1,149,831
                                                                                           ----------------      ----------------
                                                                                           $     19,335,536            28,736,998
                                                                                           ================      ================

                             Liabilities and Shareholders' Deficit

  Current liabilities:
     Accounts payable                                                                      $        814,995             1,250,123
     Accrued expenses                                                                             1,495,259             2,514,933
     Current portions of notes payable                                                            8,778,848            15,227,767
                                                                                           ----------------      ----------------
                    Total current liabilities                                                    11,089,102            18,992,823

  Noncurrent portions of notes payable                                                            9,286,086             9,537,617
  Other liabilities                                                                                 271,645               289,551
                                                                                           ----------------      ----------------
                    Total liabilities                                                            20,646,833            28,819,991
                                                                                           ----------------      ----------------

  Minority interests                                                                                340,073               587,520

  Shareholders' deficit:
     Series B preferred stock; par value $100; 200,000 shares
        authorized; 30,000 shares issued and outstanding                                          3,000,000             3,000,000
     Common stock; $.01 par value; 5,000,000 shares authorized;
        2,113,881 shares issued and 2,015,885 outstanding                                            21,139                21,139
     Additional paid-in capital                                                                   7,897,530             7,897,530
     Accumulated deficit                                                                        (11,882,722)          (10,901,865)
     Treasury stock, 97,996 common shares                                                          (687,317)             (687,317)
                                                                                           ----------------      ----------------
                    Total shareholders' deficit                                                  (1,651,370)             (670,513)
                                                                                           ----------------      ----------------

                                                                                           $     19,335,536            28,736,998
                                                                                           ================      ================

     See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

               Condensed Consolidated Statements of Income (Loss)
                     Six Months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                2002                  2001
                                                                           --------------       ---------------

  Revenues:
      Hotel revenues                                                        $  3,598,089             9,365,295
      Investment income                                                          185,879               244,197
      Other income                                                                27,987                 1,584
                                                                           --------------       ---------------
              Total revenues                                                   3,811,955             9,611,076
                                                                           --------------       ---------------

  Expenses:
      Hotel operations                                                         3,141,906             7,369,028
      Other operating and administrative                                         589,975               711,620
      Leasehold rent                                                             463,909             1,330,754
      Interest                                                                   898,387             1,557,413
      Depreciation and amortization                                                6,000               412,500
                                                                           --------------       ---------------
              Total expenses                                                   5,100,177            11,381,315
                                                                           --------------       ---------------

              Loss from continuing operations before income taxes             (1,288,222)           (1,770,239)

  Provision for income taxes                                                           -                     -
                                                                           --------------       ---------------

               Loss from continuing operations                              $ (1,288,222)           (1,770,239)
                                                                           --------------       ---------------

  Discontinued operations:
      Income (loss) from operations of hotel management segment
             and hotel franchising segment                                       330,490               (47,034)
                                                                           --------------       ---------------


              Net loss                                                      $   (957,732)           (1,817,273)
                                                                           ==============       ===============


  Net income (loss) per common share:
      Basic:
           Continuing operations                                            $      (0.71)                (0.95)
           Discontinued operations                                                  0.16                 (0.02)
                                                                           --------------       ---------------
              Net loss                                                      $      (0.55)                (0.97)
                                                                           ==============       ===============

      Diluted:
           Continuing operations                                            $      (0.71)                (0.95)
           Discontinued operations                                                  0.16                 (0.02)
                                                                           --------------       ---------------
              Net loss                                                      $      (0.55)                (0.97)
                                                                           ==============       ===============


  Weighted  average  number of shares used to
     calculate  net income  (loss) per common share:
      Basic                                                                    2,015,885             2,017,459
                                                                           ==============       ===============

      Diluted                                                                  2,015,885             2,017,459
                                                                           ==============       ===============

     See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

               Condensed Consolidated Statements of Income (Loss)
                    Three Months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                    2002                2001
                                                                              --------------       ---------------

  Revenues:
      Hotel revenues                                                           $  1,483,429             5,088,520
      Investment income                                                              74,944               123,708
      Other income                                                                    1,270                   878
                                                                              --------------       ---------------
              Total revenues                                                      1,559,643             5,213,106
                                                                              --------------       ---------------

  Expenses:
      Hotel operations                                                            1,151,129             3,624,019
      Other operating and administrative                                            325,823               424,195
      Leasehold rent                                                                206,930               691,514
      Interest                                                                      404,094               746,800
      Depreciation and amortization                                                   3,000               195,926
                                                                              --------------       ---------------
              Total expenses                                                      2,090,976             5,682,454
                                                                              --------------       ---------------

              Loss from continuing operations before income taxes                  (531,333)             (469,348)

  Provision for income taxes                                                              -                     -
                                                                              --------------       ---------------

               Loss from continuing operations                                 $   (531,333)             (469,348)
                                                                              --------------       ---------------

  Discontinued operations:
      Income from operations of hotel management segment
             and hotel franchising segment                                          161,511                34,616
                                                                              --------------       ---------------


              Net loss                                                         $   (369,822)             (434,732)
                                                                              ==============       ===============


  Net income (loss) per common share:
      Basic:
           Continuing operations                                               $      (0.30)                (0.27)
           Discontinued operations                                                     0.08                  0.02
                                                                              --------------       ---------------
              Net loss                                                         $      (0.22)                (0.25)
                                                                              ==============       ===============

      Diluted:
           Continuing operations                                               $      (0.30)                (0.27)
           Discontinued operations                                                     0.08                  0.02
                                                                              --------------       ---------------
              Net loss                                                         $      (0.22)                (0.25)
                                                                              ==============       ===============


  Weighted  average  number of shares used to
     calculate  net income  (loss) per common share:
      Basic                                                                       2,015,885             2,015,885
                                                                              ==============       ===============

      Diluted                                                                     2,015,885             2,015,885
                                                                              ==============       ===============


     See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                                   2002                  2001
                                                                                              --------------        --------------


  Cash flows from operating activities:
      Loss from continuing operations                                                          $ (1,288,222)           (1,770,239)
      Adjustments to reconcile loss from continuing operations
        to net cash used in continuing operating activities:
         Depreciation and amortization                                                                6,000               412,500
         Minority interest in loss                                                                  (60,288)             (129,472)
         Decrease (increase) in accounts receivable                                                 351,667              (463,188)
         (Decrease) increase in accounts payable and accrued expenses                              (490,516)             (191,182)
         Other, net                                                                                  24,763              (177,212)
                                                                                              --------------        --------------
              Net cash used in continuing operating activities                                   (1,456,596)           (2,318,793)
                                                                                              --------------        --------------

      Net cash (used in) provided by discontinued operations                                       (415,341)               83,229
                                                                                              --------------        --------------

              Net cash used in operations                                                        (1,871,937)           (2,235,564)
                                                                                              --------------        --------------

  Cash flows from investing activities:
      Principal receipts on notes receivable                                                        567,625               446,290
      Originations of notes receivable                                                              (45,000)             (140,000)
      Capital expenditures                                                                          (35,554)             (341,600)
      Proceeds from property and leasehold interest sales, net                                    1,627,982             1,651,418
      Other, net                                                                                          -               195,042
                                                                                              --------------        --------------
              Net cash provided by investing activities                                           2,115,053             1,811,150
                                                                                              --------------        --------------

  Cash flows from financing activities:
      Repayments of notes payable                                                                  (528,795)             (408,000)
      Proceeds from notes payable                                                                         -               240,000
      Distributions to minority interest partners                                                    (3,032)              (27,648)
      Preferred stock dividends paid                                                                (23,125)              (23,125)
      Other, net                                                                                          -                27,014
                                                                                              --------------        --------------
              Net cash used in financing activities                                                (554,952)             (191,759)
                                                                                              --------------        --------------

  Net decrease in cash and cash equivalents                                                        (311,836)             (616,173)

  Cash and cash equivalents at beginning of period                                                  625,005             1,345,671
                                                                                              --------------        --------------

  Cash and cash equivalents at end of period                                                   $    313,169               729,498
                                                                                              ==============        ==============


     See accompanying notes to condensed consolidated financial statements.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                             June 30, 2002 and 2001
                                   (Unaudited)

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

(2)  Comprehensive Loss

     Total comprehensive loss for the six months ended June 30, 2002 and 2001 was $(957,732) and $(1,853,823), respectively, and for the three months ended June 30, 2002 and 2001 was $(369,822) and$(447,175), respectively.

(3)  Operating Segments and Discontinued Operations

     The Company conducted recurring operations in three segments of the limited-service hotel industry - hotel franchising, hotel management, and hotel operations. The Company generates additional revenues and results of operations from hotel development and sale activities which also include servicing notes receivable generated from hotel sales.

     During the fourth quarter of 2001, the Company adopted a plan to discontinue its hotel management activities. During the second quarter of 2002, the Company categorized its hotel franchising business as held for sale. Since the Company has determined to discontinue the hotel management and hotel franchising segments of its business, the net results of operations and cash flows from these segments are segregated and reported separately from the results of operations and cash flows from continuing operations.

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                             June 30, 2002 and 2001
                                   (Unaudited)


     Condensed operating results for each continuing segment for the six months ended June 30, 2002 and 2001 are presented below:

                                                    Six months ended June 30, 2002
     ------------------------------------------------------------------------------------------------
                                         Hotel                 Development
                                       Operations              & Corporate              Consolidated
                                    ---------------          --------------             -------------

     Revenues                        $   3,598,089                 213,866                 3,811,955
     Expenses                            3,141,906                 589,975                 3,731,881
                                    ---------------          --------------             -------------
        EBITDAR*                           456,183                (376,109)                   80,074

     Rent                                  463,909                                           463,909
     Interest                              590,357                 308,030                   898,387
     Depreciation                                -                   6,000                     6,000
                                    ---------------          --------------             -------------

     Income (loss) before
        income taxes                 $    (598,083)               (690,139)               (1,288,222)
                                    ===============          ==============             =============


                                                    Six months ended June 30, 2001
     -----------------------------------------------------------------------------------------------------
                                         Hotel                 Development
                                       Operations              & Corporate              Consolidated
                                    ---------------          --------------             -------------

     Revenues                        $   9,365,295                 245,781                 9,611,076
     Expenses                            7,369,028                 711,620                 8,080,648
                                    ---------------          --------------             -------------

        EBITDAR*                         1,996,267                (465,839)                1,530,428

     Rent                                1,330,754                                         1,330,754
     Interest                            1,222,677                 334,736                 1,557,413
     Depreciation                          400,500                  12,000                   412,500
                                    ---------------          --------------             -------------

     Income (loss) before
        income taxes                 $    (957,664)               (812,575)               (1,770,239)
                                    ===============          ==============             =============



     * Earnings before interest, taxes, depreciation, amortization and rent

                          BUCKHEAD AMERICA CORPORATION
                                AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                             June 30, 2002 and 2001
                                   (Unaudited)


     Condensed operating results for each continuing segment for the three months ended June 30, 2002 and 2001 are presented below:

                                                    Three months ended June 30, 2002
     -----------------------------------------------------------------------------------------------------
                                         Hotel                 Development
                                       Operations              & Corporate              Consolidated
                                    ---------------          --------------             -------------


     Revenues                        $   1,483,429                  76,214                 1,559,643
     Expenses                            1,151,129                 325,823                 1,476,952
                                    ---------------          --------------             -------------

        EBITDAR*                           332,300                (249,609)                   82,691

     Rent                                  206,930                                           206,930
     Interest                              250,434                 153,660                   404,094
     Depreciation                                -                   3,000                     3,000
                                    ---------------          --------------             -------------

     Income (loss) before
        income taxes                 $    (125,064)               (406,269)                 (531,333)
                                    ===============          ==============             =============


                                                    Three months ended June 30, 2001
     -----------------------------------------------------------------------------------------------------
                                         Hotel                 Development
                                       Operations              & Corporate              Consolidated
                                    ---------------          --------------             -------------


     Revenues                        $   5,088,520                 124,586                 5,213,106
     Expenses                            3,624,019                 424,195                 4,048,214
                                    ---------------          --------------             -------------

        EBITDAR*                         1,464,501                (299,609)                1,164,892

     Rent                                  691,514                                           691,514
     Interest                              576,462                 170,338                   746,800
     Depreciation                          189,926                   6,000                   195,926
                                    ---------------          --------------             -------------

     Income (loss) before
        income taxes                 $       6,599                (475,947)                 (469,348)
                                    ===============          ==============             =============





     * Earnings before interest, taxes, depreciation, amortization and rent

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Material Changes in Financial Condition

The Company conducted recurring operations in three segments of the limited-service hotel industry - hotel franchising, hotel management, and hotel operations. The Company generates additional revenues and results of operations from hotel development and sale activities which also include servicing notes receivable generated from hotel sales.

During the fourth quarter of 2001, the Company adopted a plan to discontinue its hotel management activities. During the second quarter of 2002, the Company categorized its hotel franchising business as held for sale. Since the Company has determined to discontinue the hotel management and hotel franchising segments of its business, the net results of operations and cash flows from these segments are segregated and reported separately from the results of operations and cash flows from continuing operations.

The Company completed its exit from the hotel management business during the second quarter of 2002. Certain continuing obligations remain, principally rent, tax compliance, and other compliance reporting. The Company's June 30, 2002 balance sheet includes current liabilities of approximately $350,000 relating to such obligations.

The Board of Directors has approved the sale of the Company's hotel franchising business. The Company's June 30, 2002 balance sheet includes deferred costs of $879,145 relating to the hotel franchising business. Management expects proceeds from the sale to exceed such amount, therefore no provision for loss has been made. The timing and ultimate proceeds from the anticipated sale remain uncertain.

The Company experienced negative cash flow from operations of approximately $1.9 million during the first half of 2002, including approximately $415,000 relating to the Company's discontinued hotel management and hotel franchising segments. The Company also repaid approximately $530,000 of debt obligations, not including repayments related to the sale of properties (see below). Cash inflows of approximately $570,000 resulted from principal receipts on notes receivable and over $1.6 million from the sale of hotel properties after the repayment of approximately $6.2 million of related mortgage obligations. The combined effect of these and other activities resulted in a decrease in cash of approximately $312,000 from December 31, 2001. The Company's hotel operations are highly seasonal. Historically, the Company's hotel revenues and operating profits have been stronger during the second and third quarters as opposed to the first and fourth quarters. Management expects this trend to continue and believes that additional cash will be generated from third quarter hotel operations, from additional sales of hotel properties, and possibly from the sale of other assets.

As of December 31, 2001 the Company had 15 owned or leased properties classified as held for sale. Seven hotel properties were sold during the first and second quarters of 2002 and an additional property was sold in July 2002. Two others are presently under contract for sale. Further, three long-term hotel leases were terminated during the first quarter . All of the Company's remaining owned hotels are held for sale.

The Company is also exploring the possibility of selling its notes receivable portfolio. If the Company completes the sale of its hotel franchising business, its hotels, and its notes receivable portfolio; virtually all of the Company's assets will have been sold and the Company's operations, as presently configured, will have ceased.


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

Management is also exploring other sources of liquidity as further described above. No assurance can be given that any of the previously described activities will be successful. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Contractual Commitments

Following is a summary of the Company's material contractual cash commitments as of June 30, 2002:

                                        *  Notes           Operating      **  Contingent
     Due In:                             Payable      Lease Payments         Obligations                 Total
                                  --------------      --------------      --------------         -------------

     Remainder of 2002             $   8,537,680             459,596             700,068             9,697,344
     2003                                751,641             717,120           1,230,251             2,699,012
     2004                                692,507             697,184             992,228             2,381,919
     2005                                468,305             637,655             742,700             1,848,660
     2006                                325,669             617,100             674,556             1,617,325
     Thereafter                        7,289,132           5,228,300           7,220,409            19,737,841
                                  --------------      --------------      --------------         -------------
                                   $  18,064,934           8,356,955          11,560,212            37,982,101
                                  ==============      ==============      ==============         =============

     *    Includes capital lease obligations of $115,006 in 2002.

     ** Contingent obligations consist of rent and debt payments relating to leases and notes payable on which other entities are primarily obligated. (See "ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.") The Company will become responsible for such obligations should the primary obligors default. Thus far, the Company has not been required to make any such payments. If management determines that the Company will more likely than not be required to make any payments relating to contingent obligations, the liability for such will be accrued and reported as an obligation of the Company.


Material Changes in Results of Operations

The decline in hotel revenues is principally attributable to the 2001 and 2002 property sales. Same hotel revenues in the aggregate declined from the same three and six month periods in 2001 which continues to reflect the weakened economic conditions affecting the hospitality industry. The property sales and revenue declines resulted in reduced earnings before interest, taxes, depreciation, amortization and rent ("EBITDAR") from the hotel operations segment from $1,996,267 in the first half of 2001 to $456,183 in the current half and from $1,464,501 in the second quarter of 2001 to $332,300 in the current second quarter. Negotiated first quarter rent abatements relating to terminated leases and the elimination of depreciation expense relating to properties held for sale resulted in a reduction of the first half hotel operations segment loss of approximately $360,000. The net second quarter results declined by over $130,000 in spite of a $190,000 decrease in depreciation expense. This indicates that the properties which remain held by the Company are not as profitable as the properties which have been sold. Management expects continued reductions in hotel revenues, EBITDAR, and segment losses as additional properties are sold and leases terminated.

As discussed above, due to the planned sale of the Company's hotel franchising business, its results are included in discontinued operations. Had its results been included in continuing operations, the hotel franchising segment results would have been reported as follows:

                                           Six Months        Six Months          Three Months     Three Months
                                         June 30, 2002     June 30, 2001         June 30, 2002    June 30, 2001
                                         -------------     -------------         -------------    -------------

       Revenues                           $   803,247          1,010,592              394,297          505,034
       Expenses                               409,757            570,842              201,286          270,180
                                         -------------     -------------         -------------    -------------

          EBITDAR                             393,490            439,750              193,011          234,854

       Amortization                            63,000             63,000               31,500           31,500
                                         -------------     -------------         -------------    -------------


       Income before income taxes         $   330,490            376,750              161,511          203,354
                                         =============     =============         =============    =============

The hotel management segment lost $423,784 and $168,738 during the six and three month periods ended June 30, 2001, respectively. Such amounts are included in discontinued operations. Net expenditures of approximately $750,000 relating to the operation of and phasing out of the hotel management business were made during the first half of 2002 and were charged to previously established reserves for such. As discussed above, management expects approximately $350,000 of additional expenditures to be made.

Net losses of approximately $3.8 million resulting from first and second quarter 2002 hotel property sales were charged to previously established impairment allowances and therefore had no impact on 2002 net loss. Net losses of approximately $1.3 million resulting from first and second quarter 2001 hotel property sales were charged to previously established impairment allowances and therefore had no impact on 2001 net loss.

Corporate expenses, EBITDAR loss, and loss before income taxes decreased from the first and second quarters of 2001. This is primarily attributable to expense reductions which were offset somewhat by increased professional fees. Management expects this may continue.

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

The Company is subject to a number of risks, including the general risks of investing in real estate, the illiquidity of real estate, environmental risks, possible uninsured or under insured losses, fluctuations in property taxes, hotel operating risks, the impact of competition, the difficulty of managing growth, seasonality, the risks inherent in operating a hotel franchise business, and the uncertainty of obtaining additional financing or extensions of existing credit facilities as needed. For a discussion of these and other risk factors, see the "RISK FACTOR" section contained in the Company's Registration Statement on Form S-3 (File No. 333-37691). Also see "Liquidity and Capital Resources" above and "Item 3. Quantitative and Qualitative Disclosures About Market Risk."


Critical Accounting Policies

The Company defines critical accounting policies as those accounting policies that require management to exercise their most difficult, subjective and complex judgements.

Discontinued Operations

The Company reports its results of discontinued operations in accordance with APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under APB Opinion No. 30, since the Company has determined to discontinue the hotel management segment of its business and to sell its hotel franchising business, the net results of operations and cash flows from the management and franchising segments are segregated and reported separately from the results of operations and cash flows from continuing operations. Additionally, costs associated with the phasing out of the management segment and the expected losses to be sustained during the phase out period were accrued in the fourth quarter of 2002 and reported as an additional component of discontinued operations. Such accrued costs are based on management's current best estimates and are subject to changes based on future events.

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


Effect of New Accounting Pronouncements

In April 2002, the FASB issued SFAS 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company is required to adopt SFAS 145 on January 1, 2003. SFAS 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item. SFAS 145 also impacts certain sale-leaseback transactions. Upon adoption, management does not believe that SFAS 145 will have a material impact on the Company's financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." The Company is required to adopt SFAS 146 on January 1, 2003. SFAS 146 requires that expenses associated with restructuring charges be accrued as liabilities in the period in which the liability is incurred. Management does not anticipate the adoption of SFAS 146 will have a material impact on the Company's financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2002, the Company's obligations included variable rate mortgage notes and a bank note with aggregate principal balances of $1,553,095 which mature at various dates through 2015. The Company is exposed to the market risk of significant increases in future interest rates. Each incremental point increase in the prime interest rate would increase the Company's interest expense by approximately $15,500 per year. This risk is somewhat mitigated in that inflationary increases in interest rates would theoretically result in increases in average hotel room rates. Also, significant increases in interest rates would have a dampening effect on additions of competitive hotels in the Company's markets.

At June 30, 2002, the Company's unrestricted investment securities included equity securities valued at $21,513. The Company is exposed to the risk that such securities will become worthless. The Company's restricted investment securities also include equity securities. Such restricted securities comprise the assets of the Company's deferred compensation plan and changes in the value of such securities have no net impact on the Company's earnings.

The ultimate collection of the Company's notes receivable is subject to various credit risks. Net notes receivable at June 30, 2002 amounted to $4,974,765 and consisted of 31 notes, most of which were collateralized by or related to various hotel assets. Additionally, the Company remains contingently liable on four mortgage notes payable on which the Company is guarantor relating to properties sold in 2000, 2001, and 2002. The notes' balances at June 30, 2002 were approximately $5 million and the notes are due in aggregate monthly installments of $47,945. The Company also remains contingently liable for future minimum rental payments totaling approximately $1.9 million on sold leasehold interests and on subleased and assigned properties and equipment in the event of default by the purchasers, sublessees and/or assignees. The collection of such notes receivable and the potential financial exposure for guaranteed note obligations and contingent rents is determined by the ability of other hotel operators to satisfy these obligations. Their ability to satisfy such obligations is subject to many risks, including economic conditions affecting the hotel industry, their ability to effectively manage their hotel assets, new competition, and other factors. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. - Contractual Commitments" for a summary of contingent liabilities.

                          PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of August 14, 2002, a total of $231,250 of Series B preferred dividends are in arrears.

As of August 14, 2002, a total of $293,570 of accrued interest which was previously due and payable remained unpaid on the Company's convertible debenture notes.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 20, 2002. The purpose of the meeting was to consider and vote upon the following matters:

1. To elect five directors to serve until the next annual meeting of stockholders and until their successors are elected and have qualified.

2. To transact such other business as may have properly come before the meeting.

The Company's five incumbent directors (Douglas C. Collins, David C. Glickman, Robert B. Lee, David B. Mumford, and Steven A. Van Dyke) were nominated for re-election. Each of the nominees was elected as follows:

                                     Votes For            Votes Withheld
                                    -----------           --------------
      Douglas C. Collins             1,627,530                     4,722

      David C. Glickman              1,627,425                     4,827

      Robert B. Lee                  1,627,535                     4,717

      David B. Mumford               1,627,294                     4,958

      Steven A. Van Dyke             1,627,425                     4,827


No other matters came before the meeting.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBIT INDEX

    Exhibit             Description
    -------             -----------

    3(i) Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to the Registrant's Registration Statement on Form 10-SB (No.0-22132) which became effective on November 22, 1993.)

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

    11                  Statement re: Computation of per share Earnings

    99.1                Certification of Periodic Financial Report


(B) REPORTS ON FORM 8-K

    On or about May 28, 2002, the Company filed a Current Report on Form 8-K which reported the Company's imminent delisting of its common shares by The Nasdaq Stock Market, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          Buckhead America Corporation
                                          (Registrant)



August 19, 2002                           /s/ Douglas C. Collins
-----------------------------             ---------------------------
Date                                      Douglas C. Collins
                                          President and Chief Executive Officer



August 19, 2002                           /s/ Robert B. Lee
-----------------------------             ---------------------------
Date                                      Robert B. Lee
                                          Senior Vice President and
                                          Chief Financial and Accounting Officer

1500921v1